Form 10-Q
period 2002-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2002-06-13
CIK 1167140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____.

                        Commission file number 000-49626

                       CORTELCO SYSTEMS PUERTO RICO, INC.
             (Exact name of registrant as specified in its charter)


            PUERTO RICO                               66-0567491
    (State of incorporation)             (I.R.S. Employer Identification No.)

        1550 Ponce de Leon Avenue, Suite 100, San Juan, Puerto Rico 00926
                     (Address of principal executive office)

                                 (787) 758-0000
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X]

         Registrant has only been subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934 since its Form 10 became effective on April 13, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 10,000 shares of Common Stock, $100.00 par value, as of May 31, 2002.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2002

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I:  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Balance Sheets as of April 30, 2002 and
                         July 31, 2001.................................................      3
                      Statements of Operations for the Three Months and
                         Nine Months ended April 30, 2002 and 2001......................     4
                      Statements of Cash Flows for the Nine Months
                         ended April 30, 2002 and 2001.................................      5
                      Notes to Financial Statements.......................                   6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations....................      9

             Item 3.  Qualitative and Quantitative Disclosure about Market Risk........     20


Part II:  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K....................................     20

Signature                                                                                   20

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       Cortelco Systems Puerto Rico, Inc.
                           Balance Sheets (Unaudited)
                        April 30, 2002 and July 31, 2001
                             (Dollars in thousands)

                                                                         April 30,  July 31,
                                                                           2002       2001
                                                                         ---------  --------
                                            ASSETS
Current assets:
     Cash and cash equivalents                                            $  321    $   959
     Trade accounts receivable, net of allowance for doubtful accounts
       of  $761 and $799                                                   2,353      4,144
     Due from affiliated entities                                            148        338
       Current portion of investment in sales-type leases                     93        100
       Inventories                                                         3,245      3,803
     Prepaid expenses                                                        244        380
                                                                          ------    -------
         Total current assets                                              6,404      9,724

Investment in sales-type leases                                               63         74
Property and equipment, net                                                  481        547
Goodwill                                                                     382        382
Other                                                                         25         25
                                                                          ------    -------
         Total other assets                                                  951      1,028
                                                                          ------    -------
         Total                                                            $7,355    $10,752
                                                                          ======    =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                               $  872    $ 1,881
     Due to affiliated entities                                              409      2,640
     Other accrued liabilities                                               518        635
     Deferred revenue                                                        297        406
     Note payable                                                            200        787
                                                                          ------    -------
         Total current liabilities                                         2,296      6,349

Commitments and contingencies                                                 --         --

Stockholders' equity:
     Common stock                                                          1,000      1,000
     Additional paid-in capital                                            5,464      3,271
     Retained earnings (accumulated deficit)                              (1,405)       132
                                                                          ------    -------
         Total stockholders' equity                                        5,059      4,403
                                                                          ------    -------
         Total                                                            $7,355    $10,752
                                                                          ======    =======

                       See notes to financial statements.

                       Cortelco Systems Puerto Rico, Inc.
                      Statements of Operations (Unaudited)
       For the Three Months and Nine Months Ended April 30, 2002 and 2001
                 (Dollars in thousands, except per share data)

                                                     Three Months Ended          Nine Months Ended
                                                         April 30,                     April 30,
                                                   ---------------------       -----------------------
                                                    2002          2001           2002           2001
                                                   -------       -------       --------       --------
Net revenues:
     Product                                       $   996       $ 3,016       $  5,550       $ 14,358
     Services                                          773           721          2,583          2,095
                                                   -------       -------       --------       --------
                                                     1,769         3,737          8,133         16,453

Cost of revenues:
     Product                                           870         2,010          4,514         10,213
     Services                                          431           275          1,338          1,039
                                                   -------       -------       --------       --------
                                                     1,301         2,285          5,852         11,252

Gross profit                                           468         1,452          2,281          5,201

Operating expenses:
     Selling, general, and administrative            1,143         1,647          3,380          6,138
     Separation costs                                  178            --            428             --
     Special charges                                    50           (62)            50            151
                                                   -------       -------       --------       --------
Total operating expenses                             1,371         1,585          3,858          6,289
                                                   -------       -------       --------       --------

Loss from operations                                  (903)         (133)        (1,577)        (1,088)
Interest income                                         (3)           (3)           (11)           (12)
Other expense (income), net                              1            --            (29)            (2)
                                                   -------       -------       --------       --------

Loss before income tax benefit                        (901)         (130)        (1,537)        (1,074)
Income tax benefit                                      --            --             --             --
                                                   -------       -------       --------       --------
Net loss                                           $  (901)      $  (130)      $ (1,537)      $ (1,074)
                                                   =======       =======       ========       ========

Net loss per common share
Basic and Diluted:
              Net loss per common share            $(90.10)      $(13.00)      $(153.70)      $(107.40)
                                                   =======       =======       ========       ========

Weighted-average number of shares outstanding           10            10             10             10

                       See notes to financial statements.

                       Cortelco Systems Puerto Rico, Inc.
                      Statements of Cash Flows (Unaudited)
                For the Nine Months Ended April 30, 2002 and 2001
                             (Dollars in thousands)

                                                                               Nine Months Ended
                                                                                   April 30,
                                                                             ---------------------
                                                                              2002          2001
                                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(1,537)      $(1,074)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                          144           106
          Changes in net assets and liabilities:
               Trade accounts receivable                                       1,791         2,660
               Due from affiliated entities                                      190           (56)
               Inventories                                                       558          (307)
               Other current assets                                              143           (14)
               Trade accounts payable                                         (1,009)       (1,414)
               Receivable/payable to affiliate                                   (31)            3
               Accrued expenses and other                                       (117)         (302)
               Deferred revenue                                                 (110)           --
               Other assets and liabilities                                       (6)          244
                                                                             -------       -------
                    Net cash used in operating activities                         16          (154)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (78)         (137)
     Investment in sales-type leases                                              11          (173)
                                                                             -------       -------
                    Net cash provided by (used in) investing activities          (67)         (310)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from parent                                                         --           450
     Increase (decrease) in outside notes                                       (587)           --
                                                                             -------       -------
                    Net cash used in financing activities                       (587)          450

                                                                             -------       -------
Net decrease in cash and cash equivalents                                       (638)          (14)
Cash and cash equivalents, beginning of period                                   959           644
                                                                             -------       -------
Cash and cash equivalents, end of period                                     $   321       $   630
                                                                             =======       =======

                       See notes to financial statements.

                       Cortelco Systems Puerto Rico, Inc.
                    Notes to Financial Statements (Unaudited)
       For the Three Months and Nine Months Ended April 30, 2002 and 2001
                             (Dollars in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Cortelco Systems Puerto Rico, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2001, which are included in the Form 10 filed with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ending July 31, 2002 or any other interim period.

         The Company is a wholly owned subsidiary of eOn Communications Corporation. On August 28, 2001, the Board of Directors of eOn approved a plan to spin-off this subsidiary as a separate entity to the stockholders of eOn.

         The Company's reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company early adopted SFAS No. 142, effective August 1, 2001 (see Note 5 for further information).

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

2.       INVENTORIES

         Inventories consist of the following:


                                                                                     April 30,     July 31,
                                                                                       2002         2001
                                                                                     ---------     --------
         (In Thousands)
         Purchased components, net of reserve of $305
           and $493 for April 30, 2002 and July 31, 2001                              $ 1,706      $ 2,178

         Components related to installations in process                                    61          258

         Parts and materials for sale, net of reserve of $252
           and $310 for April 30, 2002 and July 31, 2001                                1,478        1,367
                                                                                      -------      -------
                   Total inventories                                                  $ 3,245      $ 3,803
                                                                                      =======      =======

3.       CHANGES IN STOCKHOLDER'S EQUITY

         The following represents the changes in stockholder's equity for the nine months ended April 30, 2002:

                                                          (In Thousands)
                                       --------------------------------------------------------
                                         COMMON      CAPITAL IN
                                          STOCK      EXCESS OF        RETAINED
                                                      PAR VALUE       EARNINGS         TOTAL
Balance at July 31, 2001                $1,000        $ 3,271         $   132         $ 4,403
Net loss                                    --             --          (1,537)         (1,537)
Capital contribution from parent            --          2,193              --           2,193
                                        ------        -------         -------         -------
Balance at April 30, 2002               $1,000        $ 5,464         $(1,405)        $ 5,059
                                        ======        =======         =======         =======

During the nine months ended April 30, 2002, the $2.2 million previously advanced from eOn to CSPR was reclassified as a capital contribution and no further repayment of the amount is required.

4.       SEGMENT INFORMATION

                                         Communications       Cellular
                                             Systems       Airtime Services      Total
                                         --------------    ----------------     -------
                                         (in thousands)
Three months ended April 30, 2002:
Revenues                                    $ 1,365           $   404           $ 1,769
Net income (loss)                              (814)              (87)             (901)
Total assets                                  6,521               834             7,355

Three months ended April 30, 2001:
Revenues                                    $ 3,164           $   573           $ 3,737
Net income (loss)                               877            (1,007)             (130)
Total assets                                  7,315             2,115             9,430

                                         Communications       Cellular
                                             Systems       Airtime Services      Total
                                         --------------    ----------------     -------
                                         (in thousands)
Nine months ended April 30, 2002:
Revenues                                    $ 6,680           $ 1,453           $ 8,133
Net income (loss)                            (1,309)             (228)           (1,537)

Nine months ended April 30, 2001:
Revenues                                    $ 8,401           $ 8,052           $16,453
Net income (loss)                               (56)           (1,018)           (1,074)

There have been no differences from the most recent annual financial statements in the basis of measuring segment profit or loss.

5.       GOODWILL AND OTHER INTANGIBLES

On August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Included in intangibles and other assets on the Company's consolidated balance sheet as of April 30, 2002 are the following acquired intangible assets:

                                                          April 30, 2002
                                                          --------------
                                                          (In Thousands)

                                                                   Accumulated
                                                     Cost          Amortization
                                                     ----          ------------
Goodwill                                             $382              $ --

There was no intangible amortization expense for the nine months ended April 30, 2002 and there is no estimated intangible amortization expense for any subsequent fiscal years as no amount of previous purchases was allocated to intangibles.

As a de minimis amount of goodwill amortization expense was recorded in any previous fiscal period, previously reported net income and earnings per share information is not changed for the effect of SFAS No. 142.

6.       SEPARATION COSTS

During the nine months ended April 30, 2002, CSPR incurred approximately $428,000 in accounting and legal fees performed relating to the decision by eOn Communications to spin-off CSPR as an independent entity.

7.       SPECIAL CHARGES

To reduce costs and improve productivity, CSPR adopted restructuring plans in the second quarter of fiscal 2001 and the third quarter of fiscal 2002. The major component of the plans and all of the charges were comprised of estimated severance payments related to reductions in our workforce. At that time, the Company estimated severance payments for the terminated employees based on factors such as compensation level and time of service with the Company.

Net workforce reductions under the plan will reduce our future employee expense. The employee reductions took place in the second quarter of fiscal 2001 and the third quarter of fiscal 2002. The decrease in costs as a result of the restructuring activities outlined above will primarily impact wages and benefits in our selling, general and administrative expense.

8.       RECENT DEVELOPMENTS

On August 28, 2001, the Board of Directors of eOn Communications Corporation approved a plan to spin-off CSPR as an independent entity headquartered in San Juan, Puerto Rico. To accomplish the spin-off, eOn intends to declare a special dividend of the shares of CSPR to its stockholders. A spin-off will not take place until the stock of CSPR is registered with the Securities and Exchange Commission, and all other applicable legal requirements are met. It is currently anticipated that this will occur before the end of fiscal year 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, and liquidity and capital resources. Such statements are based on management's beliefs, assumptions, and expectations, which in turn are based on information currently available to management. The information contained in these forward-looking statements is inherently uncertain, and CSPR's and its industry's actual results, levels of activity, performance, and achievements may differ materially due to a number of factors, most of which are beyond CSPR's ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed below. CSPR disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto.

Overview

We are a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although we also sell communications systems in the Caribbean and Latin America. Our products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. We sell both to enterprises in our voice and data communications business and to individual retail customers in our cellular business.

Our reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 53% of our revenues in fiscal 2001 and virtually all of the operating loss of the company, while Cellular Airtime Services represented 47% of revenues and had a small operating profit. We anticipate that Cellular Airtime Services will decrease as a percentage of total revenues from the fiscal year 2001 amount because of the significant revenues that resulted from a new cellular carrier trying to gain market share in Puerto Rico in the first half of that fiscal year. Cellular Airtime Services revenues were 18% of our total revenues for the nine months ended April 30, 2002 and we anticipate that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2001. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal 2001, it is important that we continue to add to our product and service offering and increase our installed base of customers. Service revenues from our Communications Systems segment have our highest gross margins, greater than the resale of third-party communications systems equipment or our Cellular Airtime Services segment.

While our recent losses have primarily been due to our Communications Systems segment, we anticipate increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. We will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. Our recent losses in the Communications System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal 1999 and the first half of fiscal 2000. In fiscal 2001, we restructured our business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico.

While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, we will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

We recognize revenues from the communications systems we install upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. We recognize revenues upon shipment for communications systems and cellular telephones shipped to dealers because, at that point, we have no further obligations to our dealers to either deliver additional products or perform services. We also recognize revenues upon shipment for cellular telephones sold to retail customers. We recognize cellular sales commission revenues when retail contracts are submitted to cellular carriers and revenues for resold cellular airtime when the customer uses the airtime. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, we sell and service communications systems from eOn, as well as various third-party communications systems from various manufacturers.

Our operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. We recognize these expenses as incurred. As we distribute the products of third parties and do not sell any products that we design or develop ourselves, we do not incur any costs for research and development. While we have essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, we have not previously operated as a stand-alone public company. Therefore, we anticipate that we will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent.

Net revenues in quarters ending January 31 generally decline from the previous quarter, reflecting seasonal factors that affect some of our customers and the market for voice and data communication systems in Puerto Rico. Customers in such markets as call centers and retail outlets have seasonal buying patterns and do not purchase substantial amounts of equipment during the quarters ending January 31. An increase in total net revenues from October 31, 1999 to January 31, 2000, however, was due mainly to single-line telephone sales to the Puerto Rico Telephone Company and is not indicative of the usual seasonal pattern of our business.

THREE MONTHS ENDED APRIL 30, 2002 AND 2001

NET REVENUES

Net revenues decreased 52.7% to $1.8 million in the three months ended April 30, 2002 from $3.7 million in the three months ended April 30, 2001. The results primarily reflected decreased revenues of approximately $1.8 million from the Communication Systems segment due to a weaker economic environment, while revenues from the Cellular Airtime Services segment were substantially unchanged from the prior year. Communications Systems segment revenues during the three months ended April 30, 2002 include $0.3 million of revenues from sales attributable to the portion of our business we acquired from Ochoa Telecom, an installer of integrated communications systems, in May 2001.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 67.8% to $0.5 million in the three months ended April 30, 2002 from $1.5 million in the three months ended April 30, 2001. The decrease resulted primarily from decreased revenues and a lower gross margin percentage in the current period. Our gross margins were 26.5% in the three months ended April 30, 2002 and 38.9% in the three months ended April 30, 2001. The reduced gross margin was due to a decrease in higher margin cellular commissions and the unfavorable impact of fixed labor and overhead resulting from the decline in revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. We recognize these expenses as incurred. As we distribute the products of third parties and do not sell any products that we design or develop ourselves, we do not incur any costs for research and development. While we have essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, we have not previously operated as a stand-alone public company. Therefore, we anticipate that we will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. Selling, general and administrative expenses decreased 30.6% to $1.1 million in the quarter ended April 30, 2002 from $1.6 million in the quarter ended April 30, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

SEPARATION COSTS

Separation costs were $0.2 million in the three months ended April 30, 2002. These costs represent legal and accounting fees associated with our separation from eOn.

SPECIAL CHARGES

To reduce costs and improve productivity, CSPR adopted a restructuring plan in the third quarter of fiscal 2002. The major component of the plan and all of the charges were comprised of estimated severance payments related to reductions in our workforce.

Net workforce reductions under the plan will reduce our future employee expense. The decrease in costs as a result of the restructuring activities outlined above primarily impacted wages and benefits in our selling, general and administrative expenses.

INTEREST INCOME

Interest income was nominal in the three months ended April 30, 2002 and 2001. In addition, we had no interest expense in either the three months ended April 30, 2002 or the three months ended April 30, 2001.

INCOME TAX EXPENSE

We recognized no income tax benefit in the three months ended April 30, 2002 or the three months ended April 30, 2001 because we cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

NINE MONTHS ENDED APRIL 30, 2002 AND 2001

NET REVENUES

Net revenues decreased 50.6% to $8.1 million in the nine months ended April 30, 2002 from $16.5 million in the nine months ended April 30, 2001. The results primarily reflected decreased revenues of approximately $6.6 million from the Cellular Airtime Services segment, while revenues from the Communications Systems segment reflect decreased revenues of approximately $1.7 million from the prior year. Communications Systems segment revenues during the nine months ended April 30, 2002 include $1.3 million of revenues from sales attributable to the portion of our business we acquired from Ochoa Telecom, an installer of integrated communications systems, in May 2001. The Cellular Airtime Services revenues decreased in the current year due mainly to significant revenues in the prior year associated with a new cellular carrier that was trying to build market share in Puerto Rico during the first half of fiscal year 2001.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 56.1% to $2.3 million in the nine months ended April 30, 2002 from $5.2 million in the nine months ended April 30, 2001. The decrease resulted primarily from decreased revenues in the current year. Our gross margins were 28.0% in the nine months ended April 30, 2002 and 31.6% in the nine months ended April 30, 2001. Our gross margins decreased primarily due to a reduction in high margin cellular commission revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 44.9% to

$3.4 million in the nine months ended April 30, 2002 from $6.1 million in the nine months ended April 30, 2001. The decrease was primarily due to reduced cellular commissions to our dealers of $1.7 million and decreased headcount in the Communications Systems and Cellular Airtime Services segments in fiscal 2002 compared to fiscal 2001. These expenses as a percentage of revenues increased to 41.6% in the nine months ended April 30, 2002 from 37.3% in the nine months ended April 30, 2001, primarily because the decrease in the general expenses were not proportionally reduced with the decrease in revenues.

SEPARATION COSTS

Separation costs were $0.4 million in the nine months ended April 30, 2002. These costs represent legal and accounting fees associated with our separation from eOn.

SPECIAL CHARGES

To reduce costs and improve productivity, CSPR adopted a restructuring plan and implemented employee reductions in the second quarter of fiscal 2001 and the third quarter of fiscal 2002. The major component of the plan and all of the charges were comprised of estimated severance payments related to reductions in our workforce.

Net workforce reductions under the plan will reduce our future employee expense. The decrease in costs as a result of the restructuring activities outlined above primarily impacted wages and benefits in our selling, general and administrative expenses.

INTEREST INCOME

Interest income was nominal in the nine months ended April 30, 2002 and 2001. In addition, we had no interest expense in either the nine months ended April 30, 2002 or the nine months ended April 30, 2001 as we retired our credit facility in conjunction with the initial public offering of eOn in February 2000.

INCOME TAX EXPENSE

We recognized no income tax benefit in the nine months ended April 30, 2002 or the nine months ended April 30, 2001 because we cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the initial public offering of eOn, we funded our operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, as our business continues to grow, we may need additional capital. Such capital may not be available on favorable terms or at all. See "Risk Factors--Following the distribution, we will no longer be able to rely on eOn as a major source of capital funding, which could limit our ability to grow or sustain our business."

Net cash provided by (used in) operating activities was $0.0 million for the nine months ended April 30, 2002. Cash provided by operating activities in the first nine months of fiscal 2002 was due primarily to increased collections of receivables, offset by a decrease in accounts payable and the net loss from operations.

Net cash provided by (used in) investing activities was ($0.1) million for the nine months ended April 30, 2002, primarily due to expenditures for office automation.

Net cash provided by (used in) financing activities was ($0.6) million in the nine months ended April 30, 2002, resulting from repayment of part of the note payable issued in conjunction with CSPR's acquisition of certain assets from Ochoa in May 2001. During the nine months ended April 30, 2002, the net amounts previously advanced from eOn to CSPR were reclassified as capital contributions and no further repayment of the amounts is required. Cash provided from financing activities during the nine months ended April 30, 2001 represents $0.5 million in net advances from eOn.

We believe that our available funds will satisfy our projected working capital and capital expenditure requirements for the next twelve months. To the extent future revenues are not realized or we grow more rapidly than expected, we may need additional cash to finance our operating and investing activities. However, there can be no assurance that any such financing can be achieved.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

You should carefully consider the risks described below when evaluating ownership of CSPR stock. If any of the following risks occur, CSPR's business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, OUR ABILITY TO MARKET OUR PRODUCTS AND SERVICES AND GROW AND OPERATE OUR BUSINESS COULD BE HARMED.

To grow our business, we must continue to make significant investments in marketing our products and services. We will also need significant working capital to take advantage of future opportunities and to respond to competitive pressures or unanticipated requirements. We expect that our existing capital resources will be sufficient to meet our cash requirements for at least the next twelve months, although our current resources could be exhausted more quickly depending on the payment terms that we are able to negotiate with our vendors and suppliers and our success in collecting on accounts receivable. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

IF WE ARE NOT ABLE TO GROW OR SUSTAIN OUR TRADITIONAL PRIVATE BRANCH EXCHANGE
(PBX) MARKET, OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION COULD BE HARMED.

Approximately 40% of our fiscal year 2001 revenues were from sales of PBX customer premise equipment. Our PBX revenues declined 24% from fiscal year 2000 due mainly to a decline in the overall PBX market and significant Year 2000 upgrade revenues present in fiscal 2000. These revenues comprise approximately 76% of our Communications Systems segment revenues as virtually all enterprise voice communications systems sold worldwide today are PBX's. The remainder of the segment revenues is service revenues.

We may not be able to grow or sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, Panasonic, and Siemens. If we are not able to grow or sustain our traditional PBX revenues or properly train our personnel to sell and service the newer products developed by these companies, our business, operating results and financial condition could be harmed.

IF WE FAIL TO OBTAIN AND MARKET NEW TELECOMMUNICATION AND DATA PRODUCTS OR TO ADD FEATURES TO OUR EXISTING TELECOMMUNICATION AND DATA PRODUCTS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

Our success is highly dependent upon the continued successful timely introduction of new telecommunication and data products and new models of our existing telecommunications and data products containing additional features. The markets for our products are characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and changing customer requirements. The rapid change in customers' requirements and the constant introduction of new products by our suppliers could cause technological obsolescence of some of our inventory, which could harm our business, operating results and financial condition.

The success of new products and new models with additional features depends on a number of factors, including strategic allocation of limited financial and technical resources, accurate forecasting of consumer demand, and market and industry acceptance of our products and services. If we are unable to successfully train our sales and technical personnel to sell and service the new telecommunications and data products developed by our equipment manufacturers, our business, operating results, and financial condition could be harmed.

WE FACE INTENSE COMPETITION FROM PARTICIPANTS IN THE TELECOMMUNICATIONS AND DATA VALUE-ADDED RESELLER MARKETS, WHICH MAY IMPAIR OUR REVENUES AND ABILITY TO OBTAIN NEW CUSTOMERS AND MAINTAIN EXISTING CUSTOMERS.

The telecommunications and data value-added reseller markets are intensely competitive and rapidly evolving. In addition, there are few barriers to entry into the telecommunications and data value-added reseller markets, and new entrants to these markets may develop and offer products that will compete directly with our products and services. Rapid technological innovation and intense price competition characterize the markets, and the competition for new customers and for retention of existing customers is intense.

Some of the products and services provided by us are available through competitors with long operating histories in our markets and many of these products are already familiar to and accepted by consumers. Many of the manufacturers and distributors of these competing telecommunication and data products and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners than us.

Actions by our competitors could result in price reductions, reduced margins and loss of market share, any of which would damage our business. We cannot assure you that we will be able to compete successfully against these competitors.

THE LENGTHY SALES CYCLES OF SOME OF OUR PRODUCTS AND THE DIFFICULTY IN PREDICTING THE TIMING OF OUR SALES MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from one to twelve months based on the size of the system to be installed and the various requirements of our potential customers. The purchase of our products may involve a significant commitment of our customers' time, personnel, financial, and other resources. We generally recognize revenues on the date of shipment for communications systems and cellular telephones shipped to dealers and upon completion of installation for communications systems sold directly to end users. For cellular sales commission revenues we recognize revenues when retail contracts are submitted to cellular carriers. Resold cellular airtime is recognized as revenues as the airtime is actually used. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value-added resellers.

We incur substantial sales and marketing expenses and spend significant management time before customers place orders with us, if at all. Revenues from a specific customer may not be recognized in the quarter in which we incur related sales and marketing expense, which may cause us to miss our revenue or earnings expectations.

SEASONAL TRENDS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE, WHICH MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK.

Telecommunications product sales have traditionally been much lower in Puerto Rico, our main market, during the winter holiday season than during other times of the year due to the potential business disruption caused by installing new communications systems, and the extended winter holiday season present in Puerto Rico due to local custom. Although predicting consumer demand for our products will be very difficult, we believe that sales of telecommunications systems will be disproportionately low during this period when compared to other times of the year due to the factors above and the seasonal buying patterns of many of our customers. Any fluctuation in our quarterly operating results may cause the market price of our stock to decline, and that decline may be substantial if the fluctuation is caused by factors other than anticipated seasonal buying patterns of customers. Finally, if we are unable to accurately forecast and respond to consumer demand for our telecommunications systems, our reputation and brand may suffer, and the market price of our stock would likely fall.

UNANTICIPATED DIFFICULTIES IN INTEGRATING OUR RECENT PURCHASE OF CERTAIN ASSETS COULD HARM OUR BUSINESS.

In May 2001, we purchased certain assets from Ochoa Telecom, a company engaged in the sale, installation, and maintenance of integrated communications equipment in Puerto Rico. The assets consisted of product inventory, accounts receivable, and some computer equipment for the certain Ochoa personnel that we hired. The purchase was financed through a note payable to Ochoa, collateralized by the assets acquired. Although sales of Ochoa products since the date of acquisition have contributed positively to our financial results, future operating results may be adversely affected if we are not able to realize continued operating efficiencies through the further consolidation of certain sales, administrative, and customer service functions.

ANY FUTURE BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

As part of our ongoing business strategy, we may consider additional acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. In particular, we may pursue acquisitions and strategic alliances as a means of acquiring additional brands of communications systems to sell and service. Such acquisitions could materially adversely affect our operating results and the price of our stock. Acquisitions also entail numerous risks, including:

   - difficulty of assimilating the operations, products and personnel of the acquired businesses;

   -     potential disruption of our ongoing business;

   -     unanticipated costs associated with the acquisition;

   - inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

   - inability to maintain uniform standards, controls, policies and procedures; and

   - impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

To the extent that shares of our stock or other rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions or strategic investments may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

IF WE LOSE KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS.

Our future performance will be substantially dependent on the continued services of our senior management, especially our President and Chief Executive Officer, Sergio R. Moren, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. We employ our key personnel on an at-will basis. We do not maintain key person insurance policies on any of the members of our executive management team.

WE MAY BE UNABLE TO HIRE AND RETAIN SALES, MARKETING, AND SERVICE PERSONNEL TO EXECUTE OUR BUSINESS STRATEGY.

Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and we may not be able to attract, assimilate or retain such personnel. If we cannot attract, hire and retain sufficient qualified personnel, we may not be able to successfully market, sell, or service new products.

SINCE WE DO NOT HAVE EXCLUSIVE AGREEMENTS WITH OUR MANUFACTURERS, MANUFACTURERS MAY ENTER INTO DEALER AGREEMENTS WITH OUR COMPETITORS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

We distribute and service products designed and manufactured by eOn, Avaya, Nortel, Hitachi, Mitel, Toshiba, NEC, Cortelco, Nokia, Ericsson, Motorola, and others. However, we do not have exclusive distribution agreements with these companies and have competitors in our major markets that sell the same products. Our customers often have the option of purchasing similar communications systems from other distributors in our markets. A decision by the manufacturer to sell to other dealers in our market increases competitive pressures on CSPR, and may adversely affect our business.

IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN SATISFACTORY RELATIONSHIPS WITH THE MANUFACTURERS OF OUR PRODUCTS THAT WE EXPECT TO SELL AND SERVICE, OUR BUSINESS WILL SUFFER.

We acquire all of our products that we sell from manufacturers pursuant to the terms of distribution agreements. The loss of our distribution agreements with our product manufacturers would reduce our revenues, increase obsolescence risk to our existing inventory, and materially harm our business.

WE DEPEND ON EON AND A LIMITED NUMBER OF OTHER THIRD PARTIES TO MANUFACTURE AND SUPPLY OUR PRODUCTS, AND WE MAY BE UNABLE TO OPERATE OUR BUSINESS IF THOSE PARTIES DO NOT PERFORM THEIR OBLIGATIONS.

We expect to rely on eOn and other third-party suppliers for many of the products that we distribute and service, including telecommunications and data systems as well as cellular phones and accessories. We do not have long-term agreements in place with our suppliers and we do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from delivering some of our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to deliver our products and services. This outcome would harm our ability to compete effectively and perform our services.

WE FACE MANY RISKS IN EXPANDING OUR INTERNATIONAL OPERATIONS INTO THE CARIBBEAN AND LATIN AMERICA

Sales outside of Puerto Rico accounted for approximately 7% of our total revenues during fiscal 2001. We expect to increase sales to customers outside Puerto Rico as we establish additional distribution channels in the Caribbean and Latin America. However, foreign markets for our products may develop more slowly than currently anticipated. We may not be able to successfully establish international distribution channels, or we may not be able to hire the additional personnel necessary to support such distribution channels.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH OUR RELIANCE ON INTERNATIONAL SALES AND OPERATIONS.

As stated above, sales outside of Puerto Rico accounted for approximately 7% of our total revenues during fiscal 2001. We anticipate that revenue from international sales will continue to represent a significant portion of our total revenue. Because of our operations and relationships in other parts of the Caribbean and in Latin America, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

         - changes in a specific country's or region's political or economic conditions, particularly in Latin American markets;

         - trade protection measures and import or export licensing requirements;

         -  potentially negative consequences from changes in tax laws;

         - difficulty in managing widespread sales and customer service operations; and

         -  less effective protection of intellectual property.

We currently sell outside Puerto Rico in the Dominican Republic, Panama, and Costa Rica and continue in attempts to increase our business in these countries. All our sales are denominated in United States dollars.

WE ARE CURRENTLY INVOLVED IN LITIGATION WHICH, IF RESOLVED UNFAVORABLY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We are currently subject to one lawsuit regarding an alleged breach of contract, and four lawsuits regarding employment issues. In the breach of contract case, the plaintiff alleges that we breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by CSPR was unjustified. Collectively, the employment law cases allege damages of approximately $9 million. We have analyzed each lawsuit with our legal advisers, and we do not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if we are liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

LAWS OR REGULATIONS THAT GOVERN THE TELECOMMUNICATIONS INDUSTRY AND COPYRIGHTED WORKS COULD EXPOSE US TO LEGAL ACTION IF WE FAIL TO COMPLY OR COULD REQUIRE US TO CHANGE OUR BUSINESS.

         Because our products and services provide our customers with access to the public telephone system and other methods of electronic communication, the products we sell are subject to the regulations of the Federal Communications Commission and Junta Reglamentadora de Telecommunicationes de Puerto Rico, relating to consumer products that connect to the public telephone network and electronic emissions of consumer products.

Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to legal action if we fail to comply. In addition, any of these regulatory bodies could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of our products and services.

PRODUCT DEFECTS, SYSTEM FAILURES OR INTERRUPTIONS MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES, DAMAGE OUR REPUTATION AND DECREASE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

Errors and product defects can result in significant warranty and repair problems, which could cause customer relations problems. Correcting product defects requires significant time and resources, which could delay product releases and affect market acceptance of our products. Any delivery by us of products with undetected material product defects could harm our credibility and market acceptance of our products.

THE PRODUCTS WE SELL AND SERVICE MAY HAVE UNDETECTED FAULTS LEADING TO LIABILITY CLAIMS, WHICH COULD HARM OUR BUSINESS.

The products we sell and service may contain undetected faults or failures. Any failures of these products could result in significant losses to our customers, particularly in mission-critical applications. A failure could also result in product returns and the loss of, or delay in, market acceptance of our products. In addition, any failure of the products we sell could result in claims against us. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although we are unaware of any specific laws or cases that would invalidate our purchase agreement limitation of liability provisions, there is a risk that such provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in Puerto Rico or other countries. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all possible claims asserted against us. In addition, even claims that ultimately are unsuccessful could be expensive to defend and consume management time and resources.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF CSPR STOCK

THERE HAS NEVER BEEN A TRADING MARKET FOR OUR STOCK AND ONE MAY NOT DEVELOP, WHICH MAY CAUSE OUR REPORTED STOCK PRICES TO BE VOLATILE AND LIMIT YOUR ABILITY TO SELL YOUR SHARES.

There has been no public market for our stock. After the spin-off from eOn, we believe the initial trading volume in our stock will be low given the need for investors to assess our prospects and progress as a public company. In addition, although it is expected that trades in our common stock will be reported on the OTC Bulletin Board, our common stock will not be listed on any securities exchange or quoted on The Nasdaq Stock Market, which may further limit the trading volume. Relatively small trades in our stock could, therefore, have a disproportionate effect on our reported stock prices.

The OTC Bulletin Board (the "OTCBB") is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not listed on a national securities exchange or designated for quotation on The Nasdaq Stock Market. Trades in OTCBB securities will be displayed only if an institution acting as a market maker for those securities processes the trade. Although there initially will be at least one institution acting as a market maker for our shares, that institution will not be obligated to continue making a market for any specific period of time. Thus, there can be no assurance that any institution will be acting as a market maker for our stock at any time. If there is no market maker for our shares and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price of your shares. Moreover, because the order handling rules adopted by the Securities and Exchange Commission that apply to shares quoted on The Nasdaq Stock Market do not apply to OTCBB shares, no market maker will be required to maintain an orderly market in our shares. Accordingly, an order to sell our shares placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

The stock markets in general, and the markets for telecommunications stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may harm the trading prices of our stock. We cannot assure you that you will be able to resell any of your shares at or above the initial trading price. Any of these factors could adversely affect the liquidity and trading prices of our stock.

SUBSTANTIAL SALES OF OUR STOCK MAY OCCUR IMMEDIATELY FOLLOWING THE DISTRIBUTION, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

eOn currently intends to distribute approximately 1,200,000 shares of our common stock to its stockholders. All of these shares will be freely tradable without restriction or further registration, unless the shares are owned by one of our "affiliates," as that term is defined in Rule 405 of the Securities Act of 1933. We are unable to predict whether significant amounts of our stock will be sold in the open market following the distribution. It is unlikely that a sufficient number of buyers will be in the market at that time. A number of factors, including the possibility that the distribution will be taxable to eOn stockholders as of the record date, may cause the recipients of our shares in the distribution to resell those shares immediately. Any sales of substantial amounts of our stock in the public market, or the perception that such sales might occur, whether as a result of the distribution or otherwise, could harm the market price of our stock.

OUR STOCK WILL MOST LIKELY BE SUBJECT TO THE REQUIREMENTS FOR PENNY STOCKS, WHICH COULD ADVERSELY AFFECT YOUR ABILITY TO SELL AND THE MARKET PRICE OF YOUR SHARES.

We currently expect that our stock will fit the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer's account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

FUTURE SALES OF SHARES MAY DECREASE OUR STOCK PRICE.

Sales of substantial amounts of our common stock in the public market after our distribution, including shares issued upon the exercise of outstanding options, or the perception that such sales could occur, could reduce the market price of our common stock. These sales also might make it more difficult for us to raise funds through future offerings of common stock.

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND YOUR RIGHTS AS A STOCKHOLDER MAY BE ADVERSELY AFFECTED IF WE RAISE CAPITAL THROUGH AN ADDITIONAL ISSUANCE OF EQUITY SECURITIES.

If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations, future opportunities, or ability to declare and pay any future dividends.

INSIDERS WILL HAVE SUBSTANTIAL VOTING CONTROL OVER US AFTER THE SPIN-OFF FROM EON AND COULD DELAY OR PREVENT US FROM ENGAGING IN A CHANGE OF CONTROL TRANSACTION AND YOU FROM SELLING OUR SHARES AT A PREMIUM TO THE SHARES' THEN CURRENT MARKET VALUE.

After the spin-off from eOn, we anticipate that our officers, directors and five percent or greater stockholders will beneficially own or control, directly or indirectly, approximately 487,869 shares, which in the aggregate will represent approximately 41% voting interest in the outstanding shares of our common stock. David S. Lee, our Chairman, will beneficially own or control, directly or indirectly, approximately 302,000 shares, which in the aggregate will represent approximately 25% voting interest in the outstanding shares of our common stock. ChinaVest, Inc. and affiliated entities will beneficially own or control, directly or indirectly, approximately 178,000 shares, which in the aggregate will represent approximately 15% voting interest in the outstanding shares of our common stock. These stockholders may have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

OUR CHARTER CONTAINS CERTAIN ANTI-TAKEOVER PROVISIONS THAT MAY DISCOURAGE TAKE-OVER ATTEMPTS AND MAY REDUCE OUR STOCK PRICE.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock. Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Footnote 5 of the financial statements provides additional discussion regarding the impact to the Company's financial statements as a result of adopting this statement.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's future results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

         The majority of our cash and cash equivalents are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of our sales are made in U.S. dollars and, consequently, we believe that our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (A)  Exhibits.

           None

    (B)  Reports On Form 8-K.

           None.

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 CORTELCO SYSTEMS PUERTO RICO, INC.

Date:   June 13, 2002            /s/ Francisco Sanchez
        -------------            ----------------------------------------------
                                 Francisco Sanchez
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)