Form 10-Q/A
period 2002-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2002-06-24
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of registrant as specified in its charter)

PUERTO RICO	66-0567491
(State of incorporation)	(I.R.S. Employer Identification No.)

1550 Ponce de Leon Avenue, Suite 100, San Juan, Puerto Rico 00926
(Address of principal executive office)

(787) 758-0000
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐             No ☒

     Registrant has only been subject to the filing requirements of Section 13 of the Securities Exchange Act of 1934 since its Form 10 became effective on April 13, 2002.

This form 10-Q/A amends the Company’s Form 10-Q filed on June 13 , 2002 in order to reclassify cellular commissions paid to dealers, previously reported in selling, general, and administrative expenses, to cost of revenues. Such reclassification had no impact on net loss. We also expanded our disclosure regarding special charges recorded in the quarter ended April 30, 2002.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
10,000 shares of Common Stock, $100.00 par value, as of May 31, 2002.

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-Q/A
QUARTER ENDED APRIL 30, 2002

INDEX

			Page

Part I: FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Balance Sheets as of April 30, 2002 and July 31, 2001	3
		Statements of Operations for the Three Months and Nine Months ended April 30, 2002 and 2001	4
		Statements of Cash Flows for the Nine Months ended April 30, 2002 and 2001	5
		Notes to Financial Statements	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Qualitative and Quantitative Disclosure about Market Risk	20
Part II: OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	20
Signature			20

CORTELCO SYSTEMS PUERTO RICO, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Cortelco Systems Puerto Rico, Inc.

Balance Sheets (Unaudited)
April 30, 2002 and July 31, 2001
(Dollars in thousands)

	April 30,	July 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$321	$959
Trade accounts receivable, net of allowance for doubtful accounts of $761 and $799	2,353	4,144
Due from affiliated entities	148	338
Current portion of investment in sales-type leases	93	100
Inventories	3,245	3,803
Prepaid expenses	244	380

Total current assets	6,404	9,724
Investment in sales-type leases	63	74
Property and equipment, net	481	547
Goodwill	382	382
Other	25	25

Total other assets	951	1,028

Total	$7,355	$10,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$872	$1,881
Due to affiliated entities	409	2,640
Other accrued liabilities	518	635
Deferred revenue	297	406
Note payable	200	787

Total current liabilities	2,296	6,349
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	1,000	1,000
Additional paid-in capital	5,464	3,271
Retained earnings (accumulated deficit)	(1,405)	132

Total stockholders’ equity	5,059	4,403

Total	$7,355	$10,752

See notes to financial statements.

Cortelco Systems Puerto Rico, Inc.

Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2002	2001	2002	2001

Net revenues:
Product	$996	$3,016	$5,550	$14,358
Services	773	721	2,583	2,095

	1,769	3,737	8,133	16,453
Cost of revenues:
Product	979	2,497	4,836	12,266
Services	431	275	1,338	1,039

	1,410	2,772	6,174	13,305
Gross profit	359	965	1,959	3,148
Operating expenses:
Selling, general, and administrative	1,034	1,160	3,058	4,085
Separation costs	178	—	428	—
Special charges	50	(62)	50	151

Total operating expenses	1,262	1,098	3,536	4,236

Loss from operations	(903)	(133)	(1,577)	(1,088)
Interest income	(3)	(3)	(11)	(12)
Other expense (income), net	1	—	(29)	(2)

Loss before income tax benefit	(901)	(130)	(1,537)	(1,074)
Income tax benefit	—	—	—	—

Net loss	$(901)	$(130)	$(1,537)	$(1,074)

Net loss per common share
Basic and Diluted:
Net loss per common share	$(90.10)	$(13.00)	$(153.70)	$(107.40)

Weighted-average number of shares outstanding	10	10	10	10

See notes to financial statements.

Cortelco Systems Puerto Rico, Inc.

Statements of Cash Flows (Unaudited)
For the Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands)

	Nine Months Ended
	April 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,537)	$(1,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	106
Changes in net assets and liabilities:
Trade accounts receivable	1,791	2,660
Due from affiliated entities	190	(56)
Inventories	558	(307)
Other current assets	143	(14)
Trade accounts payable	(1,009)	(1,414)
Receivable/payable to affiliate	(31)	3
Accrued expenses and other	(117)	(302)
Deferred revenue	(110)	—
Other assets and liabilities	(6)	244

Net cash used in operating activities	16	(154)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(137)
Investment in sales-type leases	11	(173)

Net cash provided by (used in) investing activities	(67)	(310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from parent	—	450
Increase (decrease) in outside notes	(587)	—

Net cash used in financing activities	(587)	450

Net decrease in cash and cash equivalents	(638)	(14)
Cash and cash equivalents, beginning of period	959	644

Cash and cash equivalents, end of period	$321	$630

See notes to financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Financial Statements (Unaudited)
For the Three Months and Nine Months Ended April 30, 2002 and 2001
(Dollars in thousands)

1.     BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Cortelco Systems Puerto Rico, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended July 31, 2001, which are included in the Form 10 filed with the Securities and Exchange Commission.

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

     The Company’s reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico.

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company early adopted SFAS No. 142, effective August 1, 2001 (see Note 5 for further information).

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

2.     INVENTORIES

     Inventories consist of the following:

	April 30,	July 31,
	2002	2001

(In Thousands)
Purchased components, net of reserve of $305 and $493 for April 30, 2002 and July 31, 2001	$1,706	$2,178
Components related to installations in process	61	258
Parts and materials for sale, net of reserve of $252 and $310 for April 30, 2002 and July 31, 2001	1,478	1,367

Total inventories	$3,245	$3,803

3.     CHANGES IN STOCKHOLDER’S EQUITY

     The following represents the changes in stockholder’s equity for the nine months ended April 30, 2002:

	(In Thousands)

		Capital In
	Common	Excess of	Retained
	Stock	Par Value	Earnings	Total

Balance at July 31, 2001	$1,000	$3,271	$132	$4,403
Net loss	—	—	(1,537)	(1,537)
Capital contribution from parent	—	2,193	—	2,193

Balance at April 30, 2002	$1,000	$5,464	$(1,405)	$5,059

During the nine months ended April 30, 2002, the $2.2 million previously advanced from eOn to CSPR was reclassified as a capital contribution and no further repayment of the amount is required.

4.     SEGMENT INFORMATION

	Communications	Cellular
	Systems	Airtime Services	Total

	(in thousands)
Three months ended April 30, 2002:
Revenues	$1,365	$404	$1,769
Net income (loss)	(814)	(87)	(901)
Total assets	6,521	834	7,355
Three months ended April 30, 2001:
Revenues	$3,164	$573	$3,737
Net income (loss)	877	(1,007)	(130)
Total assets	7,315	2,115	9,430

	Communications	Cellular
	Systems	Airtime Services	Total

	(in thousands)
Nine months ended April 30, 2002:
Revenues	$6,680	$1,453	$8,133
Net income (loss)	(1,309)	(228)	(1,537)
Nine months ended April 30, 2001:
Revenues	$8,401	$8,052	$16,453
Net income (loss)	(56)	(1,018)	(1,074)

There have been no differences from the most recent annual financial statements in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets of any operating segment since the most recent annual financial statements.

5.     GOODWILL AND OTHER INTANGIBLES

On August 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

Included in intangibles and other assets on the Company’s consolidated balance sheet as of April 30, 2002 are the following acquired intangible assets:

	April 30, 2002

	(In Thousands)
		Accumulated
	Cost	Amortization

Goodwill	$382	$—

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

The special charge of $50,000 recorded in the third quarter of fiscal 2002 related to employee termination benefits for six employees. These reductions took place in our sales and operations functions. No termination payments were made during the third quarter, and as of April 30, 2002, the remaining amount of termination benefits recorded as a current liability was $50,000. It is expected that the majority of these accrued termination benefits will be paid by July 31, 2002.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, and liquidity and capital resources. Such statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on information currently available to management. The information contained in these forward-looking statements is inherently uncertain, and CSPR’s and its industry’s actual results, levels of activity, performance, and achievements may differ materially due to a number of factors, most of which are beyond CSPR’s ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed below. CSPR disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto.

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

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 62.8% to $0.4 million in the three months ended April 30, 2002 from $1.0 million in the three months ended April 30, 2001. The decrease resulted primarily from decreased revenues and a lower gross margin percentage in the current period. Our gross margins were 20.3% in the three months ended April 30, 2002 and 25.8% in the three months ended April 30, 2001. The reduced gross margin was primarily due to the unfavorable impact of fixed labor and overhead resulting from the decline in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. We recognize these expenses as incurred. As we distribute the products of third parties and do not sell any products that we design or develop ourselves, we do not incur any costs for research and development. While we have essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, we have not previously operated as a stand-alone public company. Therefore, we anticipate that we will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. Selling, general and administrative expenses decreased 10.9% to $1.0 million in the quarter ended April 30, 2002 from $1.2 million in the quarter ended April 30, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

Separation Costs

Separation costs were $0.2 million in the three months ended April 30, 2002. These costs represent legal and accounting fees associated with our separation from eOn.

Special Charges

To reduce costs and improve productivity, CSPR adopted a restructuring plan in the third quarter of fiscal 2002. The major component of the plan and all of the charge was comprised of estimated severance payments related to reductions in our workforce. The Company estimated severance payments for the terminated employees based on factors such as compensation level and time of service with the Company.

The special charge of $50,000 recorded in the third quarter of fiscal 2002 related to employee termination benefits for six employees. These reductions took place in our sales and operations functions. No termination payments were made during the third quarter, and as of April 30, 2002, the remaining amount of termination benefits recorded as a current liability was $50,000. It is expected that the majority of these accrued termination benefits will be paid by July 31, 2002.

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

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 37.8% to $2.0 million in the nine months ended April 30, 2002 from $3.1 million in the nine months ended April 30, 2001. The decrease resulted primarily from decreased revenues in the current year. Our gross margins were 24.1% in the nine months ended April 30, 2002 and 19.1% in the nine months ended April 30, 2001. The gross margin in the nine months ended April 30, 2001 reflected a significantly higher mix of lower margin Cellular Airtime Services revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 25.1% to $3.1 million in the nine months ended April 30, 2002 from $4.1 million in the nine months ended April 30, 2001. The decrease was primarily due to decreased headcount in the Communications Systems and Cellular Airtime Services segments in fiscal 2002 compared to fiscal 2001. These expenses as a percentage of revenues increased to 37.6% in the nine months ended April 30, 2002 from 24.8% in the nine months ended April 30, 2001, primarily because the decrease in the general expenses were not proportionally reduced with the decrease in revenues.

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

The special charge of $50,000 recorded in the third quarter of fiscal 2002 related to employee termination benefits for six employees. These reductions took place in our sales and operations functions. No termination payments were made during the third quarter, and as of April 30, 2002, the remaining amount of termination benefits recorded as a current liability was $50,000. It is expected that the majority of these accrued termination benefits will be paid by July 31, 2002.

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

Liquidity and Capital Resources

Prior to the initial public offering of eOn, we funded our operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, as our business continues to grow, we may need additional capital. Such capital may not be available on favorable terms or at all. See “Risk Factors—Following the distribution, we will no longer be able to rely on eOn as a major source of capital funding, which could limit our ability to grow or sustain our business.”

Net cash provided by ( used in) operating activities was $0.0 million for the nine months ended April 30, 2002. Cash provided by operating activities in the first nine months of fiscal 2002 was due primarily to increased collections of receivables, offset by a decrease in accounts payable and the net loss from operations.

Net cash provided by (used in) investing activities was ($0.1) million for the nine months ended April 30, 2002, primarily due to expenditures for office automation.

Net cash provided by (used in) financing activities was ($0.6) million in the nine months ended April 30, 2002, resulting from repayment of part of the note payable issued in conjunction with CSPR’s acquisition of certain assets from Ochoa in May 2001. During the nine months ended April 30, 2002, the net amounts previously advanced from eOn to CSPR were reclassified as capital contributions and no further repayment of the amounts is required. Cash provided from financing activities during the nine months ended April 30, 2001 represents $0.5 million in net advances from eOn.

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

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

You should carefully consider the risks described below when evaluating ownership of CSPR stock. If any of the following risks occur, CSPR’s business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

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

Approximately 40% of our fiscal year 2001 revenues were from sales of PBX customer premise equipment. Our PBX revenues declined 24% from fiscal year 2000 due mainly to a decline in the overall PBX market and significant Year 2000 upgrade revenues present in fiscal 2000. These revenues comprise approximately 76% of our Communications Systems segment revenues as virtually all enterprise voice communications systems sold worldwide today are PBX’s. The remainder of the segment revenues is service revenues.

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

Our success is highly dependent upon the continued successful timely introduction of new telecommunication and data products and new models of our existing telecommunications and data products containing additional features. The markets for our products are characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and changing customer requirements. The rapid change in customers’ requirements and the constant introduction of new products by our suppliers could cause technological obsolescence of some of our inventory, which could harm our business, operating results and financial condition.

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

The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from one to twelve months based on the size of the system to be installed and the various requirements of our potential customers. The purchase of our products may involve a significant commitment of our customers’ time, personnel, financial, and other resources. We generally recognize revenues on the date of shipment for communications systems and cellular telephones shipped to dealers and upon completion of installation for communications systems sold directly to end users. For cellular sales commission revenues we recognize revenues when retail contracts are submitted to cellular carriers. Resold cellular airtime is recognized as revenues as the airtime is actually used. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value-added resellers.

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

As part of our ongoing business strategy, we may consider additional acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. In particular, we may pursue acquisitions and strategic alliances as a means of acquiring additional brands of communications systems to sell and service. Such acquisitions could materially adversely affect our operating results and the price of our stock. Acquisitions also entail numerous risks, including:

•	difficulty of assimilating the operations, products and personnel of the acquired businesses;

•	potential disruption of our ongoing business;

•	unanticipated costs associated with the acquisition;

•	inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with employees and customers that may occur as a result of integration of the acquired business.

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

As stated above, sales outside of Puerto Rico accounted for approximately 7% of our total revenues during fiscal 2001. We anticipate that revenue from international sales will continue to represent a significant portion of our total revenue. Because of our operations and relationships in other parts of the Caribbean and in Latin America, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

•	changes in a specific country’s or region’s political or economic conditions, particularly in Latin American markets;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and customer service operations; and

•	less effective protection of intellectual property.

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

Because our products and services provide our customers with access to the public telephone system and other methods of electronic communication, the products we sell are subject to the regulations of the Federal Communications Commission and Junta Reglamentadora de Telecommunicationes de Puerto Rico, relating to consumer products that connect to the public telephone network and electronic emissions of consumer products. .

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

The OTC Bulletin Board (the “OTCBB”) is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not listed on a national securities exchange or designated for quotation on The Nasdaq Stock Market. Trades in OTCBB securities will be displayed only if an institution acting as a market maker for those securities processes the trade. Although there initially will be at least one institution acting as a market maker for our shares, that institution will not be obligated to continue making a market for any specific period of time. Thus, there can be no assurance that any institution will be acting as a market maker for our stock at any time. If there is no market maker for our shares and no trades in those shares are reported, it may be difficult for you to dispose of your shares or even to obtain accurate quotations as to the market price of your shares. Moreover, because the order handling rules adopted by the Securities and Exchange Commission that apply to shares quoted on The Nasdaq Stock Market do not apply to OTCBB shares, no market maker will be required to maintain an orderly market in our shares. Accordingly, an order to sell our shares placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

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

eOn currently intends to distribute approximately 1,200,000 shares of our common stock to its stockholders. All of these shares will be freely tradable without restriction or further registration, unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 of the Securities Act of 1933. We are unable to predict whether significant amounts of our stock will be sold in the open market following the distribution. It is unlikely that a sufficient number of buyers will be in the market at that time. A number of factors, including the possibility that the distribution will be taxable to eOn stockholders as of the record date, may cause the recipients of our shares in the distribution to resell those shares immediately. Any sales of substantial amounts of our stock in the public market, or the perception that such sales might occur, whether as a result of the distribution or otherwise, could harm the market price of our stock.

Our stock will most likely be subject to the requirements for penny stocks, which could adversely affect your ability to sell and the market price of your shares.

We currently expect that our stock will fit the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

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

Insiders will have substantial voting control over us after the spin-off from eOn and could delay or prevent us from engaging in a change of control transaction and you from selling our shares at a premium to the shares’ then current market value.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. The Company elected to early adopt SFAS No. 142 on August 1, 2001. Footnote 5 of the financial statements provides additional discussion regarding the impact to the Company’s financial statements as a result of adopting this statement.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS No. 143 is effective for the Company in the first quarter of fiscal year 2003. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company’s future results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company in the first quarter of fiscal 2003. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

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

PART II –   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

(A)	Exhibits.

None

(B)	Reports On Form 8-K.

None.

SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

CORTELCO SYSTEMS PUERTO RICO, INC.

Date:	June 24, 2002	\s\ Francisco Sanchez

Francisco Sanchez
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)