Form 10-K
period 2002-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2002-10-29
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.

(Exact name of registrant as specified in its charter)

PUERTO RICO	66-0567491
(State of incorporation)	(I.R.S. Employer Identification No.)

1550 Ponce de Leon Avenue, Suite 100, San Juan, Puerto Rico 00926

(Address of principal executive offices)

(787) 758-0000

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $535,896 based upon the closing sale price as quoted on the OTC Bulletin Board on 09/30/02. The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,204,557 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

i

PART I

FORWARD-LOOKING STATEMENTS

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 7. We disclaim any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 8.

ITEM 1. BUSINESS

Introduction

Cortelco Systems Puerto Rico, Inc. (the “Company”) is a value-added reseller of numerous third-party brands of voice and data communications systems as well as cellular telephones and airtime. We provide value through our sales distribution network and our service. The products we sell help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. We conduct most of our business in Puerto Rico, although we also sell voice and data communications systems elsewhere in the Caribbean and Latin America.

We were incorporated in March 1999 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, our sole stockholder was Cortelco Puerto Rico, Inc. (“CPR”). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations (“eOn”) in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to us. On July 31, 2002, we were spun-off from eOn as a separate entity to the stockholders of eOn.

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

Through our Communications Systems segment we install, program, and service voice and data communications systems such as customer premise PBX’s, call center voice switches and applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBX’s are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer’s premises, as well as access to the public switched network. Through our Cellular Airtime Services segment we resell cellular telephones either separately or in conjunction with buying and reselling cellular airtime from cellular carriers, predominantly the Puerto Rico Telephone Corporation (“PRTC”). We also receive sales commissions from cellular carriers for signing up customers with the carriers, in which case we do not buy and resell the actual cellular airtime. No bundling of cellular telephones and cellular airtime takes place as the telephone suppliers and the airtime providers are different entities.

Industry Overview

Our markets are generally characterized by numerous competitors that often distribute many of the same products that we distribute. Therefore, price competition is often intense for many of the products that we distribute. As other value-added resellers sometimes offer the same equipment as us, the quality of customer service provided is often the differentiating factor in winning new customers.

Our Strategy

We are continually assessing the addition of new brands of voice and data communications equipment to distribute and new cellular products to offer in the markets we serve. Historically, we derived virtually all of our revenues from sales in Puerto Rico. We expect to increase sales to customers outside of Puerto Rico as we continue to establish our distribution channels elsewhere in the Caribbean and Latin America. Additionally, we will continue to assess possible acquisitions of other companies or assets to increase our product offering and our installed base of service customers.

Acquisition of Certain Assets of Ochoa Telecom

During May 2001, we acquired certain assets consisting of accounts receivable, inventory, computers, and the installed customer base of Ochoa Telecom, Inc., a company engaged in the sale, installation, and maintenance of integrated voice communications equipment in Puerto Rico. In connection with this acquisition, we executed a promissory note in favor of Ochoa Telecom in the amount of $1,400,000. The principal balance on this note was $50,000 at July 31, 2002. Assets acquired from Ochoa Telecom collateralize the note payable. The purchase price of these assets, including acquisition costs, exceeded the fair value of the assets by $382,000, and we accounted for this as goodwill at the time of the acquisition.

Products and Services

We sell, install, and service the voice and data communications and cellular products of a number of equipment manufacturers, including eOn, Avaya, Lucent, Nortel, Hitachi, Mitel, NEC, Cortelco, Nokia, Ericsson, and Motorola among others. We also resell cellular airtime that we purchase form cellular carriers, predominantly PRTC. We do not make any of the products that we sell.

Customers

Our customers include both enterprises in our voice and data communications systems business and individual retail customers in our cellular business. We do not derive a significant portion of our revenues from any single customer.

Sales and Marketing

We sell our voice and data communications systems and our cellular products both through a direct sales force and through a network of authorized dealers. Most of the voice and data communications systems we sell are installed directly by us, while approximately half of the sales of our cellular phones and airtime are done through our dealer network. We advertise our voice and data communications products primarily through trade shows and hosted marketing presentations, while most advertising for our cellular products is done through newspapers and other print media.

Customer Service and Support

We earned approximately $3.3 millions of our revenue in fiscal 2002 from the servicing of voice and data communications systems previously installed. Customers generally sign maintenance agreements which detail the services provided and the fees charged for delivering such services. The equipment manufacturers train our personnel in the products that we distribute and service through training courses offered. A key factor in assessing whether to distribute additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the markets and the technical expertise required to service the equipment.

Intellectual Property

We do not have any patents, trademarks, or licenses in the conduct of our business. We conduct most of our operations under the trade names “Cortelco” and “Cellular Outlet” which are well known by customers in Puerto Rico. Under Puerto Rican law, we have a proprietary interest in these tradenames for so long as we continue to actively use these trade names.

Competition

The market we serve in the communications industry is highly competitive. Competitive factors include (1) market acceptance of the products, services and technology solutions that we provide, (2) pending and future legislation affecting the communications industry, (3) name recognition and market share, (4) our ability to provide integrated communication and data solutions for customers in a dynamic industry, and (5) the introduction of new technologies.

The dominant competitor in the Puerto Rico market is PRTC, which is significantly larger than any competitor in the market. However, recently PRTC has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive. PRTC has traditionally been the reseller, installer, and service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico. As PRTC exits the reseller and service business for customer premise voice products, we will compete with other resellers in the attempt to acquire the maintenance contracts on their customers. Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service. Therefore, having the lowest sales price is often the key to winning a customer initially and resellers will often compete aggressively on price in order to win customers for maintenance purposes. We are one of the largest resellers in the Puerto Rico market. We believe that our size offers a competitive advantage in continuing to grow our Communications Systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases.

Some of our competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. Therefore, our relative size may be a competitive disadvantage because we have higher overhead cost structures, and lack as much flexibility to charge lower rates for our services.

There also are a number of large, integrated national companies engaged in providing commercial services in the service lines in which we intend to focus, some of which also manufacture and sell directly the products that we service and sell. Certain of our larger competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than us for acquisition opportunities. As a result, we have a competitive disadvantage compared to these larger competitors.

Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain products and services that we offer are manufactured or supplied by others. This presents a competitive disadvantage to us since we incur the risk of partial reliance upon third-party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

Employees

As of July 31, 2002, we had approximately 80 employees, including 33 in sales and marketing, 33 in customer service and support, and 14 in finance and administration.

Executive Officers

The following table sets forth information as to the persons who serve as our executive officers. Our board of directors may appoint additional executive officers from time to time.

Name	Age	Title

Sergio R. Moren	57	Director, President, and Chief Executive Officer
Francisco Sanchez	55	Chief Financial Officer, and Vice President - Finance and Administration
Jose Alvarez	46	Vice President — Operations and General Manager of Cellular Division
Manuel del Toro	54	Vice President — Sales and Marketing

SERGIO R. MOREN became President, Chief Executive Officer, and a Director of the Company in April 1999. From February 1998 until April 1999, Mr. Moren was President of CPR. From January 1996 to February 1998, Mr. Moren was Vice President of Integrated Technologies, a contract manufacturer. Prior to 1996, Mr. Moren held executive positions in manufacturing, sales and marketing at ITT Industries, Inc., an engineering and manufacturing company, including President and General Manager of ITT Qume Caribe, a division of ITT Industries. Mr. Moren received a master’s degree from Harvard University and a B.S. from Santa Maria University.

FRANCISCO SANCHEZ became Chief Financial Officer of the Company in July 2000 and became Vice President — Finance and Administration in April 1999. Mr. Sanchez served as a director of the Company from January 2002 to September 2002. He was Vice President — Finance and Administration of CPR from July 1998 until April 1999. From June 1987 to 1998, Mr. Sanchez was Caribbean Region Comptroller for H.B. Fuller Company. From June 1978 to May 1987, Mr. Sanchez held executive positions, Assistant Comptroller in manufacturing, sales and marketing at ITT Industries, Inc. Mr. Sanchez received a master’s degree from Metropolitan University and a BBA from Puerto Rico University.

JOSE ALVAREZ became Vice President — Operations and General Manager of Cellular Division of the Company in August 2001. From August 2000 to August 2001, Mr. Alvarez was an Executive Vice President of eOn. From February 2000 to August 2000, Mr. Alvarez was Director of Operations, Export Sales & Cellular Division, of eOn. From June 1999 to February 2000, Mr. Alvarez was Operations Director of the Company. From January 1991 to February 1999, Mr. Alvarez was President of Almacenes Gonzalez, a retail shoe company. Mr. Alvarez received a master’s degree from Northeastern University and an undergraduate degree from the College of the Holy Cross.

MANUEL DEL TORO became Vice President of Sales and Marketing of the Company in September 2001. From December 2000 to September 2001, Mr. del Toro was a telecommunications and marketing consultant. Mr. del Toro worked with Telefonica de Larga Distancia of Puerto Rico, Inc., a telecommunications company, from July 1992 to December 2000. From July 1973 to 1989, Mr. del Toro was Director of Sales and Marketing of Cortelco Puerto Rico, Inc., then a subsidiary of ITT Corporation. Mr. del Toro received a Bachelor of Arts as Architect Designer at the University of Puerto Rico.

Governmental Regulation

We are not directly regulated by any governmental agency. However, the Federal Communications Commission and Junta Reglamentadora de Telecomunicaciones de Puerto Rico have regulations which address consumer products that connect to the public telephone network. In addition, the Federal Communications Commission regulates electronic emissions of consumer products such as cellular telephones. Our business could be adversely affected if these agencies modify or adopt new regulations. Such regulations could impact the cost of the products we sell or limit the types of products that we may sell, thus reducing our revenues.

ITEM 2. PROPERTIES

Our corporate headquarters is located in approximately 20,000 square feet of a facility located in San Juan, Puerto Rico. We lease this facility from Cortelco Puerto Rico, Inc., a wholly-owned subsidiary of Cortelco Systems Holding Corporation, our former owner and an affiliate through common stock ownership. The lease on this facility expires in April 2004. Virtually all of our employees work at this facility, other than those that work at the direct sales cellular outlets operated by us. We are planning to move the operation to a less expensive facility in the municipality of Caguas, Puerto Rico, about 20 minutes from the present facility. This move will allow us to reduce rent expense and potentially receive tax exemption grants to operate under the line assembly process known as the light manufacturing concept.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings incidental to our business. We do not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

In 1997, Cellu-Tel, Inc. filed a lawsuit against us in Superior Court, San Juan, Puerto Rico. The complaint alleges that we breached the terms of our contract by ceasing to supply services to the plaintiff. The plaintiff seeks damages of approximately $854,430. Discovery proceedings are being conducted. As a result of the information obtained during discovery, we filed a Third Party Complaint against City Cellular, Inc. and Edgardo Correa, who is the President of Cellu-Tel, Inc. and City Cellular, Inc. We alleged in the Third Party Complaint that City Cellular is a business conduit (an “alter ego”) of plaintiff Cellu-Tel, Inc. We have also alleged that City Cellular has continued to conduct the business of plaintiff. We also believe that City Cellular has received the benefits and income that plaintiff would have received, if any. Therefore, we believe that City Cellular is directly responsible to Cellu-Tel. City Cellular has answered the Third Party Complaint and denied the allegations and raised several defenses. We intend to follow through with discovery proceedings regarding the Third Party Complaint. We believe that this litigation is without merit and will not have a material adverse effect on our business.

In 2001, Jorge Basmeson, a former employee of the Company, filed a lawsuit against us in Court of First Instance, Superior Court, San Juan Section, Puerto Rico. The plaintiff, whose employment we terminated, alleges that his dismissal was unjustified and violated applicable discrimination laws. The plaintiff seeks damages of approximately $600,000. The suit was settled for $15,000 on May 28, 2002.

In 2001, Jose Gonzalez-Nogueras and Luis Luhring-Arizmendi filed a lawsuit against us in Court of First Instance, San Juan, Puerto Rico. The plaintiffs were terminated from employment upon diverse circumstances. Mr. Gonzalez resigned voluntarily alleging that he had problems adjusting to the operational system and corporate culture of the Company. Mr. Luhring was recruited for 90 days as a probationary employee. Before ending his probationary period, the Company decided not to offer Mr. Luhring permanent employment. The plaintiffs seek $5,074,321 for Mr. Gonzalez and $3,072,000 for Mr. Luhring, for alleged damages and loss of business. The Company filed a motion requesting an extension of time to answer the complaint and filed a motion to severe the cases that was granted by the Court, and up to this date Counsel for Plaintiffs has not yet filed the new Complaints to re-initiate the proceedings. We believe that all of these allegations are false, and that this litigation is without merit and will not have a material adverse effect on our business.

In 2001, Jorge Berrios filed a lawsuit against us in Court of First Instance, Caguas, Puerto Rico. The plaintiff alleges that he was unjustly dismissed from employment. He claims compensation in the amount of $300,000 in damages and $32,910.16 as a statutory severance payment. This case is in the initial stage, with the Company having filed an answer to the complaint. Very recently Plaintiff retained new legal representation. The Company is strongly defending its case, because the dismissal of Berrios was based upon good cause for his repeated negligence, which caused the company thousand of dollars in losses. We believe that this litigation is without merit and will not have a material adverse effect on our business.

In January 2002, Edwin Colberg filed a lawsuit against us in the Court of First Instance, Superior Part, San Juan, Puerto Rico. The plaintiff alleges that he was unjustly dismissed from employment, that the Company discriminated against him on the basis of his age, and that he suffered mental anguish as a result of his dismissal. His total claim is in the amount of $7,348,000. Discovery proceedings are being conducted. We have conducted an investigation of the allegations and concluded from our investigation that no discrimination of any type occurred. We believe that our actions were justified by business reasons, and that this litigation is without merit and will not have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividends

There currently is no established public trading market for any class of our capital stock. We are not currently offering any shares of our capital stock publicly, nor have we publicly proposed to conduct such an offering. Shares of our common stock are reported on the OTC Bulletin Board under the symbol “CPROF.”

The OTC Bulletin Board is a quotation service that displays quotes, last-sale prices and volume information regarding over-the-counter (OTC) equity securities. An OTC equity security generally is any equity security that is not listed or traded on a national securities exchange nor is authorized for quotation on The NASDAQ Stock Market.

The OTC Bulletin Board is only a quotation medium, not an issuer listing service, and should not be confused with The NASDAQ Stock Market. Market makers for OTC Bulletin Board securities generally are required only to match up willing buyers and sellers. Generally, market makers are not required to purchase securities directly from willing sellers or sell securities directly to willing buyers. For this and other reasons, the trading markets for OTC equity securities are generally significantly less liquid than the trading markets for securities listed on a national securities exchange or authorized for quotation on The NASDAQ Stock Market and, therefore, there may be a substantial delay in execution of trades. In addition, an active trading market in the Company common stock may not develop.

As of September 30, 2002, there were 215 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2002, we did not declare any dividends on our capital stock. We currently intend to retain any earnings to finance the operation and expansion of our business and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes our equity compensation plan as of July 31, 2002:

Equity Compensation Plan Information

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
Plan category	warrants and rights	warrants and rights	securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation	—	—	125,000
plans approved by
security holders

Equity compensation	—	—	—
plans not approved
by security holders

Total	—	—	125,000

ITEM 6. SELECTED FINANCIAL DATA

We were incorporated in March 1999 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, our sole stockholder was Cortelco Puerto Rico, Inc. Prior to becoming a wholly-owned subsidiary of eOn in April 1999, Cortelco Puerto Rico, Inc. contributed substantially all of their operations and certain assets and liabilities to us.

You should read the following selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this report.

The selected statement of operations data presented below for the years ended July 31, 2002, 2001 and 2000, and for the period from commencement of operations April 8, 1999 through July 31, 1999, and the selected balance sheet data as of July 31, 2002, 2001 and 2000, are derived from our historical financial statements audited by Deloitte & Touche LLP, independent auditors. The selected balance sheet data as of July 31, 1999 are derived from our historical financial statements. The selected statement of operations data of our predecessor company, Cortelco Puerto Rico, Inc., for the period from August 1, 1998 through April 7, 1999 are derived from historical financial statements of Cortelco Puerto Rico, Inc. audited by Deloitte & Touche LLP. The selected statement of operations data of Cortelco Puerto Rico, Inc. for the year ended July 31, 1998, and the selected balance sheet data as July 31, 1998, are derived from historical financial statements of Cortelco Puerto Rico, Inc.

The pro forma net income (loss) per share data gives effect to eOn’s distribution to eOn’s shareholders of all the Company’s shares held by eOn on the basis of one share of the Company’s stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

The selected financial information of our predecessor company, Cortelco Puerto Rico, Inc., included herein is not necessarily indicative of our results of operations, financial position, and cash flows as if we had operated as a stand-alone entity at such times nor is it indicative of our results of operations, financial position, and cash flows in the future.

	Cortelco Systems Puerto Rico, Inc.				Cortelco Puerto Rico, Inc. (Predecessor)

				Period from April 8	Period from
	Year Ended July 31,			to July 31,	August 1 to April 7,	Year Ended July 31,

	2002	2001	2000	1999	1999	1998

In thousands, except per share data:
Statement of Operations Data:
Net revenues	$10,384	$22,181	$24,262	$7,073	$11,109	$14,278
Cost of revenues	8,152	17,450	18,701	5,213	7,974	9,633

Gross Profit	2,232	4,731	5,561	1,860	3,135	4,645

Operating Expense:
Selling, general and Administrative	4,108	5,329	5,012	1,550	1,871	4,131
Separation costs	458	—	—	—	—	—
Special charges	320	62	—	—	—	—

Total operating expenses	4,886	5,391	5,012	1,550	1,871	4,131

Income (loss) from operations	(2,654)	(660)	549	310	1,264	514
Interest income	(26)	(15)	(21)	(20)	(23)	(42)
Interest expense	5	—	67	16	367	348
Other (income)/expense		—	—	—	(21)	(17)

Income (loss) from operations before income taxes	(2,633)	(645)	503	314	941	225
Income tax expense	—	—	30	10	152	—

Net income (loss)	$(2,633)	$(645)	$473	$304	$789	$225

Basic and diluted net income (loss) per share	(263.30)	$(64.50)	$47.30	$30.40
Weighted-average number of shares outstanding used in computing basic and diluted net income (loss) per share	10	10	10	10
Pro forma basic and diluted net income (loss) per share	$(2.19)	$(0.54)	$0.39	$0.25
Shares used in computing pro forma basic and diluted net income (loss) per unit	1,205	1,205	1,205	1,205

	July 31,				July 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$333	$959	$644	$71	$100
Working Capital	3,458	3,375	4,499	2,729	1,776
Goodwill, net	382	382	—	—	—
Total assets	6,821	10,752	11,729	8,793	5,833
Long-term debt	—	—	—	—	3,400
Total stockholders’ equity (deficiency)	4,376	4,403	5,015	2,518	(380)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

Our reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. Cellular Airtime Services revenues were 18% of our total revenues in fiscal 2002 as compared to 47% in fiscal 2001. Revenue derived from Cellular Airtime Services was exceptionally high in fiscal year 2001 because of the significant revenues that resulted from a new cellular carrier trying to gain market share in Puerto Rico in the first half of that fiscal year. We anticipate that these revenues will continue to decline. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal 2001, it is important that we continue to add to our product and service offering and increase our installed base of customers. Service revenues from our Communications Systems segment have our highest gross margins, greater than the resale of third-party communications systems equipment or our Cellular Airtime Services segment.

We anticipate increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. We will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. Our recent losses were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal 1999 and the first half of fiscal 2000. In fiscal 2001, we restructured our business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, we will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

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

Results of Operations

     Fiscal Year Ended July 31, 2002, Compared To Fiscal Year Ended July 31, 2001

Net Revenues

Net revenues decreased 53.2% to $10.4 million in fiscal 2002 from $22.2 million in fiscal 2001. The results primarily reflected decreased revenues of approximately $8.5 million from the Cellular Airtime Services segment and $3.3 revenues from the Communications Systems segment. Communications Systems segment revenues include $1.0 million and $0.4 during fiscal 2002 and fiscal 2001, respectively, from sales attributable to the portion of our business we acquired from Ochoa Telecom, an installer of integrated communications systems, in May 2001. See “Business-Our Strategy.” The Cellular Airtime Services revenues decreased in the current year due mainly to a general decline in demand and significant revenues in the prior year associated with a new cellular carrier that was trying to build market share in Puerto Rico during the first half of fiscal year 2001.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 53.2% to $2.2 million in fiscal 2002 from $4.7 million in fiscal 2001. The decrease resulted primarily from decreased revenues in Cellular Airtime Services, offset partially by a greater percentage of higher margin Communications Systems revenues and higher margins on Communications Systems revenues in the current year. Our gross margins were 21.5% in fiscal 2002 and 21.3% in fiscal 2001. The gross margin in fiscal 2001 reflected a significantly higher mix of lower margin Cellular Airtime Services revenue. Cost of revenues includes $0.4 million for inventory obsolescence charges in fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 22.9% to $4.1 million in fiscal 2002 from $5.3 million in fiscal 2001. The decrease was primarily due to decreased headcount in the Communications Systems and Cellular Airtime Services segments in fiscal 2002 compared to fiscal 2001. See “Special Charges”. These expenses as a percentage of revenues increased to 39.6% in fiscal 2002 from 24.0% in fiscal 2001, as expense reductions from our restructuring plans were not proportionate to the decline in revenues.

Separation Costs

Separation costs were $0.5 million in fiscal 2002, representing legal and accounting fees associated with our separation from eOn. We incurred no separation costs in fiscal 2001.

Special Charges

To reduce costs and improve productivity, we adopted a restructuring plan that resulted in employee reductions in the second quarter of fiscal 2001 and the second and third quarters of fiscal year 2002. The major component of the plan, and all of the charges, was comprised of severance payments related to reductions in our workforce of approximately 29%.

The following table provides detail about the special charges recorded during fiscal year 2002 and the associated liabilities at July 31, 2002 (in thousands):

	Charges	Expenditures	Other Adjustments	Liability Balance

Termination benefits	$320	$(32)	—	$288

Net workforce reductions under the plan will reduce our future employee expense. The decrease in costs as a result of the restructuring activities outlined above primarily impact wages and benefits in our selling, general and administrative expenses.

Interest Income

Interest income was nominal in both fiscal 2002 and 2001. In addition, we had no interest expense in either fiscal 2002 or fiscal 2001 as we retired our credit facility in conjunction with the initial public offering of eOn in February 2000.

Income Tax Expense

We recognized no income tax benefit in fiscal 2002 or fiscal 2001 because we cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

    Fiscal Year Ended July 31, 2001, Compared To Fiscal Year Ended July 31, 2000

Net Revenues

Total revenues decreased 8.6% to $22.2 million in fiscal 2001 from $24.3 million in fiscal 2000. These results primarily reflected decreased revenues from the Communications Systems segment of $3.3 million, offset partially by increased revenues from the Cellular Airtime Services segment of approximately $1.2 million. Fiscal 2001 Communications Systems results included $0.4 million in revenues from Ochoa products. The decreased Communications Systems revenues in fiscal 2001 reflected the significant revenues in fiscal 2000 that resulted from Year 2000 upgrades, while increased Cellular Airtime Services revenues reflected the addition of new third-party cellular products distributed in Puerto Rico.

Cost of Revenues and Gross Profit

Gross profit decreased 14.9% to $4.7 million in fiscal 2001 from $5.6 million in fiscal 2000. The decrease resulted primarily from decreased revenues and additional inventory reserves incurred in the current year due to product obsolescence. Our gross margins were 21.3% in fiscal 2001 and 22.9% in fiscal 2000. Cost of revenues includes $0.2 million for inventory obsolescence charges for fiscal 2001 and $0.0 million for fiscal 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6.3% to $5.3 million in fiscal 2001 from $5.0 million in fiscal 2000. The increase was primarily due to increased payroll, benefit, and advertising costs associated with Cellular Airtime Services revenues through our direct sales channel. These expenses as a percentage of total revenues were 24.0% in fiscal 2001 and 20.7% in fiscal 2000.

Interest Income and Expense, Net

Interest income was nominal during fiscal years 2001 and 2000. In addition, we had no interest expense in fiscal year 2001 compared to $0.1 million in expense for fiscal 2000. The decrease in expense was due to the retirement of our credit facility in conjunction with the initial public offering of stock of eOn in February 2000.

Special Charges

To reduce costs and improve productivity, eOn and the Company adopted a restructuring plan in fiscal 2001. The major component of the plan and all of the charges comprised estimated severance payments related to reductions in our workforce of approximately 30%.

The following table provides detail about the special charges recorded during fiscal year 2001 and the associated liabilities at July 31, 2001 (in thousands):

	Charges	Expenditures	Other Adjustments	Liability Balance

Termination benefits	$152	$(62)	$(90)	$0

The adjustment reflected above relates to a reduction in the estimated total severance costs associated with the restructuring plan.

Net workforce reductions under the plan will reduce our future employee expense. The employee reductions took place in the second quarter of fiscal 2001. The decrease in costs as a result of the restructuring activities outlined above will primarily impact wages and benefits in our selling, general and administrative expense.

Income Tax Expense

We recognized no income tax benefit in fiscal year 2001 because we cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

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

Net cash provided by operating activities was $0.2 million in fiscal 2002. Cash provided by operating activities in fiscal 2002 was due primarily to increase collections of receivables, offset by a decrease in accounts payable and the net loss from operations.

Net cash used in investing activities was $0.1 million in fiscal 2002, primarily due to expenditures for office automation.

Net cash used in financing activities was $0.7 million in fiscal 2002, resulting from repayment of part of the note payable issued in conjunction with the Company’s acquisition of certain assets from Ochoa in May 2001. During fiscal 2002, the net amounts previously advanced from eOn to the Company were reclassified as capital contributions and no further repayment of the amounts is required. Cash provided from financing activities during fiscal 2001 represents $0.5 million in net advances from eOn.

The Company’s significant revenue decrease and resulting loss from operations in fiscal 2002 and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include the reduction of operating costs and the increase in sales to customers outside of Puerto Rico as the Company continues to establish distribution channels elsewhere in the Caribbean and Latin America. In addition, the Company will continue to assess possible acquisitions of other companies or assets to increase its products offering and its installed base of service customers. The Company’s goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

You should carefully consider the risks described below when evaluating ownership of the Company’s stock. If any of the following risks occur, the Company’s business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that the Company is presently not aware of could also impair its business, operating results and financial condition.

RISKS RELATED TO OUR BUSINESS

If we are unable to raise additional capital on acceptable terms, our ability to market our products and services and grow and operate our business could be harmed.

The Company's significant revenue decrease and resulting loss from operations in fiscal 2002 and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include the reduction of operating costs and the increase in sales to customers outside of Puerto Rico as the Company continues to establish distribution channels elsewhere in the Caribbean and Latin America. In addition, the Company will continue to assess possible acquisitions of other companies or assets to increase its products offering and its installed base of service customers. The Company's goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If we cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

If we are not able to sustain our traditional private branch exchange (PBX) market, our business, operating results, and financial condition could be harmed.

Approximately 41.7% and 37.6% of our revenues for fiscal year 2002 and 2001, respectively, were from sales of PBX customer premise equipment. Our PBX revenues declined 56.6% from fiscal year 2000 to fiscal year 2002 due mainly to a decline in the overall PBX market and significant Year 2000 upgrade revenues. These revenues comprise approximately 56.3% of our Communications Systems segment revenues as virtually all enterprise voice communications systems sold worldwide today are PBX’s. The remainder of the segment revenues is service revenues.

We may not be able to sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, Panasonic, and Siemens. If we are not able to sustain our traditional PBX revenues or properly train our personnel to sell and service the newer products developed by these companies, our business, operating results and financial condition could be harmed.

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

We distribute and service products designed and manufactured by eOn, Avaya, Nortel, Hitachi, Mitel, Toshiba, NEC, Cortelco, Nokia, Ericsson, Motorola, and others. However, we do not have exclusive distribution agreements with these companies and have competitors in our major markets that sell the same products. Our customers often have the option of purchasing similar communications systems from other distributors in our markets. A decision by the manufacturer to sell to other dealers in our market increases competitive pressures on the Company, and may adversely affect our business.

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

We depend on a limited number of third parties to manufacture and supply our products, and we may be unable to operate our business if those parties do not perform their obligations.

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

We face many risks in expanding our international operations into the Caribbean and Latin America

Sales outside of Puerto Rico accounted for approximately 7.7% of our total revenues during fiscal 2002. We expect to increase sales to customers outside Puerto Rico as we establish additional distribution channels in the Caribbean and Latin America. However, foreign markets for our products may develop more slowly than currently anticipated. We may not be able to successfully establish international distribution channels, or we may not be able to hire the additional personnel necessary to support such distribution channels.

Our future results could be harmed by economic, political, regulatory and other risks associated with our reliance on international sales and operations.

As stated above, sales outside of Puerto Rico accounted for approximately 7.7% of our total revenues during fiscal 2002. We anticipate that revenue from international sales will continue to represent a significant portion of our total revenue. Because of our operations and relationships in other parts of the Caribbean and in Latin America, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

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

We are currently involved in litigation, which, if resolved unfavorably, could have a material adverse effect on our business.

We are currently subject to one lawsuit regarding an alleged breach of contract, and three lawsuits regarding employment issues. In the breach of contract case, the plaintiff alleges that we breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. We have analyzed each lawsuit with our legal advisers, and we do not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if we are liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

Laws or regulations that govern the telecommunications industry and copyrighted works could expose us to legal action if we fail to comply or could require us to change our business.

Because our products and services provide our customers with access to the public telephone system and other methods of electronic communication, the products we sell are subject to the regulations of the Federal Communications Commission and Junta Reglamentadora de Telecomunicaciones de Puerto Rico, relating to consumer products that connect to the public telephone network and electronic emissions of consumer products.

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

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock. Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. Adoption of SFAS No. 141 did not have a significant effect on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. It is management’s assessment that goodwill impairment did not result upon adoption. As of July 31, 2002 and 2001, the Company has net unamortized goodwill of $382,000.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company was required to implement SFAS No. 143 on August 1, 2002. Adoption of SFAS No. 143 did not have a significant effect on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The Company was required to implement SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment was effective on August 1, 2002. SFAS No. 145 did not have a significant effect on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143. The Company is required to implement SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and have not yet determined the impact that this statement will have on its results of operations or financial position.

Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended July 31, 2002 and 2001 is summarized as follows:

2002	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Net revenues	$3,880	$2,484	$1,769	$2,251

Gross profit	1,030	570	359	273

Net loss	(66)	(570)	(901)	(1,096)

Net loss per common share – basic and diluted	$(6.60)	$(57.00)	$(90.10)	$(109.60)
Proforma net loss per common share – basic and diluted	$(0.05)	$(0.47)	$(0.75)	$(0.91)

2001	First	Second	Third	Fourth
(In Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

Net revenues	$6,343	$6,373	$3,737	$5,728

Gross profit	1,471	712	965	1,583

Net income (loss)	41	(985)	(130)	429

Net income (loss) per common share – basic and diluted	$4.10	$(98.50)	$(13.00)	$42.90
Proforma net income (loss) per common share – basic and diluted	$0.03	$(0.82)	$(0.11)	$0.36

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our cash equivalents are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of the Company’s sales are made in U.S. dollars, and consequently, we believe that our foreign exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORTELCO SYSTEMS PUERTO RICO, INC.

All other schedules have been omitted since the required information is not presented or not present in amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Cortelco Systems Puerto Rico, Inc.:

We have audited the accompanying balance sheets of Cortelco Systems Puerto Rico, Inc. as of July 31, 2002 and 2001, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index as Schedule II for each of the three years in the period ended July 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 31, 2002, Cortelco Systems Puerto Rico, Inc. was spun-off from eOn Communications Corporation and became an independent entity headquartered in San Juan, Puerto Rico.

The accompanying financial statements have been prepared assuming that Cortelco Systems Puerto Rico, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cortelco Systems Puerto Rico, Inc.’s 2002 significant revenue decrease and resulting loss from operations and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Puerto Rico

August 26, 2002

Stamp No. 1848900

affixed to original.

CORTELCO SYSTEMS PUERTO RICO, INC.

BALANCE SHEETS
JULY 31, 2002 AND 2001
(Dollars in Thousands, Except Per Share Data)

ASSETS	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$333	$959
Trade accounts receivable, net	2,016	4,144
Due from affiliated entities	187	338
Current portion of investment in sales-type leases	82	100
Inventories	2,989	3,803
Prepaid expenses	296	380

Total current assets	5,903	9,724
INVESTMENT IN SALES-TYPE LEASES	47	74
PROPERTY, PLANT AND EQUIPMENT, Net	489	547
GOODWILL	382	382
OTHER ASSETS	—	25

TOTAL	$6,821	$10,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,262	$1,881
Due to affiliated entities	147	2,640
Other accrued liabilities	671	635
Deferred revenue	315	406
Note payable	50	787

Total current liabilities	2,445	6,349

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share; authorized, 10,000,000 shares, no shares issued	—	—
Common stock, par value $.01 and $100 per share; 5,000,000 and 10,000 shares authorized, 1,204,557 and 10,000 shares issued and outstanding in 2002 and 2001, respectively	12	1,000
Capital in excess of par value	6,865	3,271
Retained earnings (deficit)	(2,501)	132

Total stockholders’ equity	4,376	4,403

TOTAL	$6,821	$10,752

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2002, 2001 AND 2000
(Dollars in Thousands, Except Per Share Data)

	2002	2001	2000
NET REVENUES:
Products	$7,017	$19,337	$20,979
Services	3,367	2,844	3,283

Total net revenues	10,384	22,181	24,262

COST OF REVENUES:
Products	6,358	16,099	16,659
Services	1,794	1,351	2,042

Total cost of revenues	8,152	17,450	18,701

GROSS PROFIT	2,232	4,731	5,561

OPERATING EXPENSES:
Selling, general, and administrative	4,108	5,329	5,012
Special charges	320	62
Separation costs	458

Total operating expenses	4,886	5,391	5,012

INCOME (LOSS) FROM OPERATIONS	(2,654)	(660)	549
INTEREST EXPENSE (INCOME), NET	(21)	(15)	46

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,633)	(645)	503
PROVISION FOR INCOME TAXES			30

NET INCOME (LOSS)	$(2,633)	$(645)	$473

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(263.30)	$(64.50)	$47.30

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING	10	10	10

PRO FORMA BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(2.19)	$(0.54)	$0.39

PRO FORMA WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING	1,205	1,205	1,205

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2002, 2001 AND 2000
(Dollars in Thousands, Except Per Share Data)

		Capital in	Retained
	Common	Excess of	Earnings
	Stock	Par Value	(Deficit)	Total
BALANCE, JULY 31, 1999	$1,000	$1,518	—	2,518
Capital contribution from parent in payment of previously declared dividend		397	304	701
Capital contribution by parent		1,323		1,323
Net income			473	473

BALANCE, JULY 31, 2000	1,000	3,238	777	5,015
Capital contribution by parent		33		33
Net loss			(645)	(645)

BALANCE, JULY 31, 2001	1,000	3,271	132	4,403
Capital contribution by parent		2,910		2,910
Reclassification due to change in the par value and additional shares of common stock issued	(988)	988
Uncollected note receivable from related party		(304)		(304)
Net loss			(2,633)	(2,633)

BALANCE, JULY 31, 2002	$12	$6,865	$(2,501)	$4,376

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2002, 2001 AND 2000
(In Thousands, Except Per Share Data)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,633)	$(645)	$473

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	193	146	156
Provision for doubtful accounts	72	87	456
Loss on disposition of equipment	8
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	2,056	2,422	(2,225)
Due from affiliated entities	75	(188)	(52)
Inventories	814	737	(408)
Prepaid expenses	84	(97)	1
Other assets	25
Increase (decrease) in:
Trade accounts payable	(619)	(1,830)	(476)
Due to affiliated entities	189	645	194
Other accrued liabilities	36	(110)
Deferred revenue	(91)	69	(47)
Income tax payable		(40)	30

Total adjustments	2,842	1,841	(2,371)

Net cash provided by (used in) operating activities	209	1,196	(1,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143)	(154)	(337)
Net decrease (increase) in investment in sales-type leases	45	(84)	47
Payments for the acquisition of distribution rights		(30)

Net cash used in investing activities	(98)	(268)	(290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory note	(737)	(613)
Advances from parent			1,749
Cash capital contribution from parent			1,323
Net repayments under line of credit			(311)

Net cash provided by (used in) financing activities	(737)	(613)	2,761

NET CHANGE IN CASH AND CASH EQUIVALENTS	(626)	315	573
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	959	644	71

CASH AND CASH EQUIVALENTS, END OF YEAR	$333	$959	$644

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2002, 2001 AND 2000

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cortelco Systems Puerto Rico, Inc. (“CSPR”), a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation (“eOn”) through July 30, 2002. Effective July 31, 2002, CSPR was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of CSPR common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, CSPR became an independent entity headquartered in San Juan, Puerto Rico. CSPR’s operations include the sale of cellular telephones and cellular airtime and of integrated communications and data equipment in Puerto Rico

The significant accounting policies followed by CSPR in the preparation of the accompanying financial statements, and the methods of applying these policies, are summarized below:

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents - Cash and cash equivalents include cash in banks and other highly liquid investments with an original maturity of three months or less

Communication Systems and Parts - Revenues from communication systems and parts include the sales of integrated communications equipment and all the related installation and implementation services. Revenues are earned and recognized when the installation services are complete and the customer accepts and takes title to the equipment. CSPR recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. CSPR recognizes revenue upon shipment for communications systems and cellular telephones shipped to dealers because, at that point, there is no further obligation to the dealers to either deliver additional products or perform services. CSPR also recognizes revenues upon shipment for cellular telephones sold to retail customers. Service revenues for maintenance contracts are recognized over the life of the service contracts on a straight-line basis

Cellular Line Activities - Revenues from cellular line activities are comprised principally of sales commissions on cellular line contracts and line access services placed with various carriers, principally the Puerto Rico Telephone Corporation (“PRTC”). These commissions are recognized into revenue when retail contracts are submitted to carriers as we have no further obligation to the carrier. For those contracts submitted to the carriers from our authorized dealers, the full amount of the commission revenues are recognized and any commissions paid to the dealer are included as a component of cost of revenues. Revenues from the resale of cellular telephones are recognized upon shipment and revenues from the resale of cellular airtime are recognized upon actual use by the customer. In instances where the telephone is sold in conjunction with the resale of cellular airtime, the amounts recognized as revenue for the telephone and airtime, respectively, are based on the relative fair value of each element underlying the arrangement

Allowance for Doubtful Accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience. Because of uncertainties inherent in the estimation process and the future availability of additional information, management’s estimate of credit losses inherent in the existing accounts receivable and the related allowance may change in the near term

Lease Contracts - Lease contracts portfolio consists of sales-type lease contracts of integrated voice-data communication systems with terms of 12 to 48 months, including maintenance contracts. Currently, CSPR is running off its established lease portfolio balances and referring customers to commercial financial institutions for this service. Interest income and maintenance contract revenues are recognized over the remaining life of the leases, based on the interest method and straight-line method, respectively

Inventories – Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is recorded at net realizable value

Property, Plant and Equipment – Property, plant and equipment is recorded at cost and depreciated over its estimated useful life, generally three to ten years, using the straight-line method. When assets are sold, retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Significant improvements to leased property are capitalized and amortized over the term of the lease. Maintenance and repairs are expensed

Product Warranties - CSPR guarantees the replacement or repair of certain products. Costs associated with these warranty programs are estimated and accrued at the time of sale on the basis of expected net future costs

Impairment of Long-Lived Assets –CSPR periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset. Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No indications of impairment are evident as a result of such review

Accounting for Income Taxes - Deferred income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

Income (Loss) per Common Share – The company reports its earning per share (“EPS”) using Financial Accounting Standards Board (“FASB”) Statement No. 128, Earning Per Share (“SFAS 128”). SFAS 128 requires dual presentation of basic and dilute EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilute EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Goodwill – Goodwill represents the excess of cost paid for certain net assets over the book value of the assets acquired. Goodwill was amortized on a straight-line basis over ten years until the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (see below)

Recent Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. Adoption of SFAS No. 141 did not have a significant effect on CSPR’s results of operations or financial position

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. CSPR adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. It is management’s assessment that goodwill impairment did not result upon adoption. As of July 31, 2002 and 2001, CSPR has net unamortized goodwill of $382,000.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. CSPR was required to implement SFAS No. 143 on August 1, 2002. Adoption of SFAS No. 143 did not have a significant effect on CSPR’s results of operations or financial position

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. CSPR was required to implement SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on CSPR’s results of operations or financial position

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment was effective on August 1, 2002. SFAS No. 145 did not have a significant effect on the CSPR’s financial condition or results of operations

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143. CSPR is required to implement SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002, and has not yet determined the impact that this statement will have on its results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

2.	GOING CONCERN AND MANAGEMENT PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. CSPR’s 2002 significant revenue decrease and resulting loss from operations and its lack of financing resources (previously available through parent advances used to fund operations, as discussed in more detail in Note 9) raise substantial doubt about its ability to continue as a going concern. Management plans include the reduction of operating costs and the increase in sales to customers outside of Puerto Rico as CSPR continues to establish distribution channels elsewhere in the Caribbean and Latin America. In addition, CSPR will continue to assess possible acquisitions of other companies or assets to increase its products offering and its installed base of service customers. CSPR’s goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that CSPR will be successful in achieving profitability and positive cash flows. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	ACQUISITION OF NET ASSETS OF OCHOA TELECOM, INC

Effective May 14, 2001, CSPR acquired certain assets from Ochoa Telecom (“Ochoa”), a company engaged in the sale, installation and maintenance of integrated communications equipment in Puerto Rico, in exchange for a note payable of $1,400,000. The acquisition was accounted for using the purchase method in accordance with APB Opinion No. 16, and, accordingly, the operating results of Ochoa have been included in CSPR’s financial statements since the date of acquisition. The purchase price of $1,400,000, including direct costs of acquisition, exceeded the fair value of net assets acquired by $382,000, which is presented as goodwill in the accompanying balance sheets. CSPR did not acquire any of the liabilities of Ochoa or any of the prepaid expenses, certain equipment such as furniture and fixtures, or any of the capitalized leasehold improvements.

The following summarized unaudited pro forma results of operations for the years ended July 31, 2001 and 2000 assumes the acquisition had occurred as of August 1 of each year. Actual summarized audited results of operations for the year ended July 31, 2002 is also presented

		Pro Forma
	Actual
	2002	2001	2000

	(In Thousands, except per share data)
Pro forma information:
Net revenues	$10,384	$23,818	$28,363
Income (loss) from operations	(2,654)	(1,156)	538
Net income (loss)	(2,633)	(1,096)	439
Basic and diluted net income (loss) per share	$(263.30)	$(109.60)	$43.90
Pro forma basic and diluted net income (loss) per share	$(2.19)	$(0.91)	$0.36

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable at July 31, consist of:

	2002	2001

	(In Thousands)
Communication systems and parts	$2,061	$3,692
Cellular lines activities:
Billed services	550	751
Unbilled services	232	94
Cellular line activation commissions	37	406

Total	2,880	4,943
Less allowance for doubtful accounts and sales allowance	864	799

Total	$2,016	$4,144

Customers’ deposits on contracts for communication systems and parts, included in the accompanying financial statements in other accrued liabilities, amounted to approximately $29,968 and $221,430 at July 31, 2002 and 2001, respectively.

5.	INVESTMENT IN SALES-TYPE LEASES

Net investment in sales-type lease contracts at July 31, consists of:

	2002	2001

	(In Thousands)
Future minimum lease contract receivables	$209	$254
Less unearned interest income	80	80

Net investment in sales-type leases	129	174
Less current portion	82	100

Noncurrent portion	$47	$74

The approximate annual future minimum lease contract gross receivables under sales-type lease contracts are as follows:

Year Ending
July 31,	(In Thousands)

2003	$82
2004	74
2005	50
2006	3

Total	$209

6.	INVENTORIES

Inventories at July 31, consist of:

	2002	2001

	(In Thousands)
Purchased components, net of slow moving inventory of approximately $467,000 and $493,000 for 2002 and 2001, respectively	$1,487	$2,178
Components and materials related to installations in process	36	258
Parts and materials for sale, net of slow moving inventory of approximately $460,000 and $310,000 for 2002 and 2001, respectively	1,466	1,367

Total	$2,989	$3,803

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at July 31, consist of:

	2002	2001

	(In Thousands)
Furniture and fixtures	$613	$608
Computer equipment and software	650	631

Total	1,263	1,239
Less accumulated depreciation	(924)	(743)

Total	339	496
Construction in progress	150	51

Property, Plant, and Equipment, Net	$489	$547

8.	NOTE PAYABLE

Note payable of $50,000 and $786,858 at July 31, 2002 and 2001, respectively, represents the remaining portion of a $1,400,000 promissory note with Ochoa for the acquisition of certain assets (see Note 3). The principal amount of this note was payable in various installments and did not accrue interest if it was paid on its respective due date. Any payments made 15 days after the due date of any installment was to accumulate annual interest at the rate of 8% from the closing date until fully paid and will be payable monthly from thereon. This note was originally payable in full by March 25, 2002. During 2002, CSPR reached an agreement with Ochoa to extend the due date to June 30, 2002 with no additional interest or penalty due. The outstanding principal amount of this note payable at July 31, 2002, will be paid off during fiscal year 2003. This note is collateralized by assets acquired from Ochoa.

9.	RELATED PARTY TRANSACTIONS

During the years ended July 31, 2002, 2001 and 2000, CSPR purchased approximately $679,000, $1,515,000, and $1,745,000, respectively, in merchandise from Cortelco, Inc. (“CI”), also an indirect wholly-owned subsidiary of eOn.

Net advances received from eOn amounting to approximately $2,200,000 were outstanding at July 31, 2001. There were no advances due from or payable to eOn as of July 31, 2002. These advances were non-interest bearing and had no formal repayment terms. eOn retired CSPR’s outstanding credit facility in the amount of approximately $600,000 in February 2000 and had periodically made net advances to CSPR for operations since that date. The average outstanding advance balance from eOn was $2,850,000 during the fiscal year 2001 period subsequent to eOn’s initial public offering. In fiscal year 2002, net advances due to eOn amounting to approximately $2,200,000 were forgiven by eOn and recorded by CSPR as a capital contribution from parent.

In fiscal year 2002, net advances due to eOn amounting to approximately $2,200,000 (see Note 14 as to other 2002 noncash capital contribution of $710,000) were forgiven by eOn and recorded by CSPR as a capital contribution from parent.

CSPR leases its building facilities from CPR under an operating lease agreement that expires on March 31, 2004. Rent expense related to this agreement for the years ended July 31, 2002, 2001 and 2000, amounted to $373,000, $304,000, and $315,000, respectively. Future minimum lease payments under this agreement for the years ending July 31, 2003 and 2004 are approximately $373,000, and $249,000, respectively.

10.	INCOME TAXES

A reconciliation between the income tax expense recognized in CSPR’s statements of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes is as follows:

	2002	2001	2000
	(In Thousands)

Income tax expense (benefit) at Puerto Rico statutory rate (39%)	$(1,027)	$(251)	$196
Excess of write-off of bad debts over reserve for doubtful accounts	—	—	(213)
Non-deductible accrued expenses	22	—	34
Contingent reserves	1,003	253	—
Other, net	2	(2)	13

Total income tax expense	$—	$—	$30

The components of the net deferred tax asset at July 31 are as follows:

	2002	2001

	(In Thousands)
Deferred tax assets resulting from:
Inventory reserves	$361	$313
Other accrued liabilities	290	272
Allowance for doubtful accounts	337	312
Net operating loss	930	247

Total	1,918	1,144
Less valuation allowance	(1,918)	(1,144)

Total	$—	$—

CSPR cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

11.	COMMITMENTS AND CONTINGENCIES

CSPR leases automobiles and certain other equipment under operating leases. Future minimum lease payments under noncancellable operating leases at July 31, 2002 are as follows:

Year Ending
July 31,	(In Thousands)

2003	$43
2004	2

Total	$45

During the years ended July 31, 2002, 2001 and 2000, rent expenses related to these operating leases amounted to approximately $115,000, $114,000, and $145,000, respectively.

CSPR is a defendant in lawsuits arising out of the ordinary course of business. Management, based on advice from legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect on CSPR’s financial position or results of operations.

12.	EMPLOYEE BENEFITS

CSPR participates in the profit sharing savings plan for salaried employees (the “savings plan”) of eOn Communications Corporation. Under the terms of the savings plan, employees may contribute from 2% to 16% of compensation and an additional voluntary amount. CSPR will match 50% of employee’s contributions up to 6% of the employee’s compensation, as defined, with a maximum limitation of $2,000 for any one employee. Under the savings plan, CSPR can elect to make an additional discretionary profit-sharing contribution.

Contributions to the Savings Plan during the years ended July 31, 2002, 2001,and 2000, amounted to approximately $44,000, $59,000, and $62,000, respectively.

13.	CREDIT RISK CONCENTRATION

CSPR’s business activities primarily are with customers located in Puerto Rico and its trade accounts receivable reflects a broad customer base in the local market. CSPR routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk is limited.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended July 31, 2002, 2001 and 2000, amounted to approximately $5,000, $293, and $67,000, respectively. No income tax payments were made during the years ended July 31, 2002, 2001 and 2000.

Non-cash financing activity for the year ended July 31, 2000 consists of a payment in the form of a note receivable of a previously declared $701,000 dividend payable via a capital contribution from eOn.

During the year ended July 31, 2001, CSPR acquired certain net assets from Ochoa. The effect of the acquisition of these assets follows:

(In Thousands)
Increase in tangible assets	$1,018
Increase in intangible assets	382
Business acquisition financed with note payable	(1,400)

In fiscal year 2002 eOn assigned a note receivable from a related party amounting to approximately $304,000, which was recorded as a capital contribution from parent. In addition, eOn forgave CSPR's net accounts payable to related parties amounting to approximately $406,000, which too was recorded as a capital contribution from parent. This total capital contribution of $710,000 and the net advances due to parent of $2,200,000, which was forgiven by eOn at the time of the spin-off (see Note 1) have been recorded as a capital contribution of $2,910,000 in the accompanying statements of changes in stockholders' equity for the year ended July 31, 2002. These noncash transactions are not included in the accompanying statement of cash flows for the year ended July 31, 2002.

15.	SEGMENT INFORMATION

CSPR’s reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico.

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Communications	Cellular
2002	Systems	Airtime Services	Total

		(In Thousands)
Revenues	$8,512	$1,872	$10,384
Income (loss) from operations	(2,379)	(275)	(2,654)
Interest (income) expense	(21)	—	(21)
Provision for income taxes	—	—	—
Net income (loss)	(2,358)	(275)	(2,633)
Total assets	6,371	450	6,821
Capital expenditures	143	—	143
Depreciation and amortization	158	35	193

	Communications	Cellular
2001	Systems	Airtime Services	Total

		(In Thousands)
Revenues	$11,788	$10,393	$22,181
Income (loss) from operations	(693)	33	(660)
Interest (income) expense	(15)	—	(15)
Provision for income taxes	—	—	—
Net income (loss)	(678)	33	(645)
Total assets	9,274	1,478	10,752
Capital expenditures	82	72	154
Depreciation and amortization	111	35	146

	Communications	Cellular
2000	Systems	Airtime Services	Total

		(In Thousands)
Revenues	$15,069	$9,193	$24,262
Income (loss) from operations	(23)	572	549
Interest (income) expense	46	—	46
Provision for income taxes	—	30	30
Net income (loss)	(69)	542	473
Total assets	9,189	2,540	11,729
Capital expenditures	279	58	337
Depreciation and amortization	126	30	156

Financial information relating to CSPR’s revenues by geographic area was as follows:

	2002	2001	2000

	(In Thousands)
Puerto Rico	$9,579	$20,730	$23,507
Caribbean and Latin America	805	1,451	755

Total	$10,384	$22,181	$24,262

16.	SPECIAL CHARGES

To reduce costs and improve productivity, CSPR adopted a restructuring plan in fiscal year 2001, which was effectively amended in fiscal year 2002. The major component of the plan and all of the charges are comprised of estimated severance payments related to reductions in CSPR’s workforce by approximately 29%

The following table provides details about the special charges related to termination benefits recorded during fiscal years 2002 and 2001 and the associated liabilities at July 31, 2002 and 2001:

	2002	2001

	(In Thousands)
Charges	$320	$152
Expenditures	(32)	(62)
Other adjustments	—	(90)

Liability balance	$288	$—

The 2001 other adjustments reflected above relates to a reduction in the estimated total severance costs associated with the restructuring plan. The 2002 special charges represent a revision to the estimate of severance costs resulting from the restructuring plan.

Net workforce reductions under the plan will reduce CSPR’s future employee expense. The employee reductions took place in the second quarter of fiscal year 2001. The decrease in costs as a result of the restructuring activities outlined above will primarily impact wages and benefits in our selling, general and administrative expense.

17.	PREFERRED AND COMMON STOCK

The certificate of incorporation of the Company was amended on January 31, 2002 to authorize the issuance of 10,000,000 shares of preferred stock and 5,000,000 shares of common stock, each having a par value of one cent ($0.01). Before this amendment, the Company was only authorized to issue 10,000 shares of common stock, each share having a par value of $100. As a result, a reclassification of $988,000 was recorded to reduce the par value of common stock and to increase additional paid-in capital.

On July 31, 2002 CSPR issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The pro forma net income (loss) per share data give effect to eOn's distribution to eOn's shareholders of all the company's shares held by eOn on the basis of one share of the company's stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2002, there were no outstanding shares of preferred stock.

* * * * *

Schedule II – Valuation and Qualifying Accounts
($ in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to Costs	Charged to		Balance at End
	Beginning of Period	and Expenses	Other Accounts	Deductions	of Period

2000:
Allowance for doubtful accounts and sales allowance	$1,200	$456	—	$953	$703
Warranty reserve	310	295	—	341	264
2001:
Allowance for doubtful accounts and sales allowance	703	87	—	(9)	799
Warranty reserve	264	492	—	349	407
2002:
Allowance for doubtful accounts and sales allowance	799	72	—	7	864
Warranty reserve	407	426	—	518	315

All other schedules for which provisions are made in the applicable regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on December 20, 2002 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, are incorporated herein by reference in response to this item.

Information with respect to executive officers is set forth under the caption “Executive Officers” in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A)    (1) Financial Statements

The following information appears in Item 8 of Part II of this Report:

•	Independent Auditors’ Report

•	Balance Sheets as of July 31, 2002 and 2001

•	Statements of Operations for the Years Ended July 31, 2002, 2001 and 2000

•	Statements of Cash Flows for the Years Ended July 31, 2002, 2001 and 2000

•	Statements of Stockholders’ Equity (Deficit) for the Years Ended July 31, 2002, 2001 and 2000

•	Notes to Financial Statements

(2) Financial Statement Schedules

The following financial statement schedule is included in this report:

     Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)  Reports on Form 8-K

None

(C)  Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTELCO SYSTEMS PUERTO RICO, INC

Date: October 26, 2002	By	/s/ Francisco Sanchez

Francisco Sanchez, Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sergio Moren Sergio Moren	President, Chief Executive Officer (Principal Executive Officer), Director	October 29, 2002

/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	October 29, 2002

/s/ David S. Lee David S. Lee	Director	October 29, 2002

/s/ Lanny N. Lambert Lanny N. Lambert	Director	October 29, 2002

/s/James W. Hopper James W. Hopper	Director	October 29, 2002

I, Sergio Moren, certify that:

1. I have reviewed this annual report on Form 10-K of Cortelco Systems Puerto Rico, Inc. (“Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	/s/ Sergio Moren

Sergio Moren Chief Executive Officer

I, Francisco Sanchez, certify that:

1. I have reviewed this annual report on Form 10-K of Cortelco Systems Puerto Rico, Inc. (“Registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002	/s/ Francisco Sanchez

Francisco Sanchez Chief Financial Officer

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit
Number	Description of Document

3.1 *	Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. (“CSPR”)
3.2 *	Amended and Restated Bylaws of CSPR.
4.1 *	Amended and Restated Certificate of Incorporation of CSPR (filed as Exhibit 3.1)
4.2 *	Amended and Restated Bylaws of CSPR (filed as Exhibit 3.2)
4.3*	Form of certificate representing common stock, par value $.01 per share, of CSPR.
10.1 *	Distribution Agreement dated as of January 30, 2002, between eOn and CSPR (filed as Exhibit 2.1)
10.2 *	Employee Matters Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.2)
10.3 *	Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.3)
10.4 *	CSPR 2002 Equity Incentive Plan.
10.5 *	Lease Agreement dated as of March 1, 1999, between CSPR and Cortelco Puerto Rico, Inc.
10.6(a) *	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (Spanish)
10.6(b) *	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (English translation)
10.7 *	Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and CSPR.
10.8 *	Asset Purchase Agreement dated as of May 14, 2001, between CSPR and Ochoa Telecom, Inc.
10.9 *	Form of Dealer Agreement between eOn and CSPR.
23	Consent of Independent Auditors
99.1	Officer’s Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
* Incorporated by reference to CSPR’s Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.