Form 10-Q
period 2002-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2002-12-13
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to ____________.

Commission file number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of registrant as specified in its charter)

PUERTO RICO (State of incorporation)	66-0567491 (I.R.S. Employer Identification No.)

1550 Ponce de Leon Ave. Suite 100, San Juan, Puerto Rico, 00926
(Address of principal executive office)

(787) 758-0000
(Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,204,557 shares of Common Stock, $0.01 par value, as of October 31, 2002.

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 31, 2002

CORTELCO SYSTEMS PUERTO RICO, INC.
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cortelco Systems Puerto Rico, Inc. Condensed Balance Sheets (Unaudited)
October 31, 2002 and July 31, 2002
(Dollars in thousands)

	October 31,	July 31,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$76	$333
Trade accounts receivable, net of allowance for doubtful accounts of $810 and $864, respectively	2,116	2,016
Due from affiliated entities	201	187
Current portion of investment in sales-type leases	76	82
Inventories	2,854	2,989
Prepaid expenses	210	296

Total current assets	5,533	5,903
Investment in Sales-Types Leases	30	47
Property and equipment, net	464	489
Goodwill	382	382

Total	$6,409	$6,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	1,195	1,262
Due to affiliated entities	161	147
Other accrued liabilities	552	671
Deferred revenue	305	315
Note payable	25	50

Total current liabilities	2,238	2,445

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	—	—
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,204,557 shares issued and outstanding	12	12
Capital in excess of par value	6,865	6,865
Retained earnings(deficit)	(2,706)	(2,501)

Total stockholders’ equity	4,171	4,376

Total	$6,409	$6,821

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statements of Operations (Unaudited)
For the Three Months Ended October 31, 2002 and 2001
(Dollars in thousands, except per share data)

	Three Months Ended
	October 31,

	2002	2001

Net revenues:
Products	$1,353	$2,902
Services	884	978

Total net revenues	2,237	3,880

Cost of revenues:
Products	1,106	2,335
Services	524	487

Total cost of revenues	1,630	2,822

Gross profit	607	1,058

Operating expenses:
Selling, general, & administrative	818	1,045
Separation costs	—	83

Total operating expenses	818	1,128

Loss from operations	(211)	(70)
Interest income	6	4

Loss before income taxes	(205)	(66)
Income tax	—	—

Net loss	$(205)	$(66)

Basic and diluted net loss per common share	$(0.17)	$(0.05)

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended October 31, 2002
(Dollars in thousands, except per share data)

	Common Stock		Capital in	Retained
			Excess of	Earnings	Total
	Shares	Amount	Par Value	(Deficit)

Balance at July 31, 2002	1,204,557	$12	$6,865	$(2,501)	$4,376
Net loss				(205)	(205)

Balance at October 31, 2002	1,204,557	$12	$6,865	$(2,706)	$4,171

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended October 31, 2002 and 2001
(Dollars in thousands)

	Three Months Ended
	October 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205)	$(66)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	48
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	(100)	(507)
Due from affiliated entities	(14)	71
Inventories	135	424
Prepaid expenses	86	62
Increase (decrease) in:
Trade accounts payable	(67)	(245)
Due to affiliated entities	14	(131)
Accrued liabilities	(119)	(176)
Deferred revenue	(10)	17

Total adjustments	(38)	(437)

Net cash used in operating activities	(243)	(503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12)	(24)
Net decrease (increase) in investment in sales-type leases	23	(37)

Net cash provided by (used in) investing activities	11	(61)

CASH FLOWS USED IN FINANCING ACTIVITIES- Payment on promissory note	(25)	(37)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(257)	(601)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333	959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76	$358

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)
For the Three Months Ended October 31, 2002 and 2001

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is Management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2002 and for all periods presented.

     CSPR, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation (“eOn”) through July 30, 2002. Effective July 31, 2002, CSPR was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of CSPR common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, CSPR became an independent entity headquartered in San Juan, Puerto Rico. CSPR’s operations include the sale of cellular telephones and cellular airtime and of integrated communications and data equipment in Puerto Rico.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes as of July 31, 2002 and 2001, and for the periods then ended which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Significant Accounting Policies

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Product Warranties – The Company provides to the customers with warranties to replace or repair certain products from the date of purchase or the date of installation depending on the contract terms. Costs associated with these warranty programs are estimated and accrued at the time of sale on the basis of expected net future costs.

     Inventory Obsolescence - CSPR carries inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary write-offs. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary write-offs, which could potentially be significant, are included as a deduction from earnings in the period in which the evaluations are completed.

     Allowance for Doubtful Accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience. Because of uncertainties inherent in the estimation process and the future availability of additional information, management’s estimate of credit losses inherent in the existing accounts receivable and the related allowance may change in the near term.

     Going Concern and Management Plan - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement or liabilities and commitments in the normal course of business. The Company’s significant revenue decrease and resulting loss from operations in fiscal year 2002 and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include the reduction of operating costs and the increase in sales to customers outside of Puerto Rico as the Company continues to establish distribution channels in the Caribbean. In addition, the Company will continue to assess possible acquisitions of other companies or assets to increase its products offering and its installed base of service customers. The Company’s goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. Adoption of SFAS No. 141 did not have a significant effect on the Company’s results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. It is management’s assessment that goodwill impairment did not result upon adoption. As of October 31 and July 31, 2002, the Company has net unamortized goodwill of $382,000.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143. The Company is required to implement SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the impact that this statement will have on its results of operations or financial position.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Instruments, an amendment of SFAS No. 72 and 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, SFAS NO. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and-borrower-relationship intangible assets and credit cardholders intangible assets. SFAS No. 147 is effective for acquisitions or impairment measurement of the above intangibles effected on or after October 1, 2002. SFAS No. 147 is not expected to have a significant effect on the Company’s financial condition or results of operations.

Revenue Recognition

     The Company recognizes revenues from the communications systems segment upon completion of installation services and acceptance by the customer due to the customized nature of each installation. The Company recognizes revenues upon shipment of equipment to customers for communications systems and cellular telephones shipped to dealers because, at that point, the Company has no further obligations to our dealers to either deliver additional products or perform services. Also the Company recognizes revenues upon shipment for cellular telephones sold to retail customers and recognizes cellular sales commission revenues when retail contracts are submitted to cellular carriers and recognizes revenues for resold cellular airtime when the customer uses the airtime. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from eOn, as well as various third-party communications systems from various manufacturers.

Special Charges

     To reduce costs and improve productivity, the Company adopted a restructuring plan in the second quarter of fiscal year 2001. The plan, which included headcount reductions and office space consolidation, was effectively amended in fiscal year 2002. The majority of the restructuring plan was completed by July 31, 2002. The remaining expenditures for the restructuring plan are expected to be substantially complete by July 2003.

     The following table summarizes the activity relating to the special charges during the first quarter of fiscal 2003 and the associated liabilities at October 31, 2002 (in thousands):

	July 31, 2002				Oct 31, 2002
	Liability			Other	Liability
	Balance	Charges	Expenditures	Adjustments	Balance

Termination benefits	$288	—	$34	—	$254

     The liability for restructuring charges of $254,000 as of October 31, 2002, is included in other accrued liabilities.

Separation Costs

     During fiscal 2002, legal and accounting fees associated with our separation from eOn were classified as a separate component of operating expenses under the caption “Separation costs.” The Company does not expect to incur any additional such costs during the balance of fiscal year 2003.

Income (Loss) per Common Share

     The Company reports its earnings per share (“EPS”) using Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     On July 31, 2002, CSPR issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The weighted average number of shares outstanding for the period ended October 31,2001 has been adjusted to give effect to eOn’s distribution to eOn’s shareholders of all the Company’s shares held by eOn on the basis of one share of the Company’s stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

     The computations of basic and diluted loss per share were as follows:

	Three Months Ended
	October 31,

	2002	2001

	(In thousands, except
	per share data)
Basic and diluted loss per share:
Loss from operations	$(205)	$(66)

Weighted average number of common shares outstanding	1,204,557	1,204,557
Loss from operations per share	$(0.17)	$(0.05)

Inventories

     Inventories consist of the following:

	October 31,	July 31,
	2002	2002

	(In thousands)
Purchased components	$1,301	$1,487
Components and materials related to installation in process	94	36
Parts and Materials for sales	1,459	1,466

Total inventories	$2,854	$2,989

Accounting for Goodwill

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

     Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company’s results of operations or financial position during fiscal year 2001 or 2002. As of October 31 and July 31, 2002, the Company has net unamortized goodwill of $382,000.

Contingencies

     CPRS is a defendant in lawsuits arising out of the ordinary course of business. Management, based on advice from legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect on CSPR’s financial position or result of operations.

Segment Information Contingencies

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

     Unaudited segment information for the three months ended October 31, 2002.

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$2,004	$233	$2,237
Loss from operations	(138)	(73)	(211)
Interest income	6	—	6
Provision for income taxes	—	—	—
Net loss	(132)	(73)	(205)
Total assets	5,978	431	6,409
Capital expenditures	(12)	—	(12)
Depreciation and amortization	35	2	37

     Unaudited segment information for the three months ended October 31, 2001.

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$3,236	$644	$3,880
Income (loss) from operations	(78)	8	(70)
Interest income	4	—	4
Provision for income taxes	—	—	—
Net income (loss)	(74)	8	(66)
Total assets	8,951	1,163	10,114
Capital expenditures	(24)	—	(24)
Depreciation and amortization	45	3	48

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also direct your attention to the risk factors affecting our business that are discussed elsewhere at the end of this Item. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

Overview

     The Company is a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although we also sell communications systems in the Caribbean and Latin America. The Company’s products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company sells both to enterprises in our voice and data communications business and to individual retail customers in our cellular business.

     The Company’s reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 82% of our revenues in fiscal year 2002 and 90% of the operating loss of the Company, while Cellular Airtime Services represented 18% of revenues and 10% of the operating loss. Cellular Airtime Services revenues were 10% of our total revenues for the three months ended October 31, 2002 and we anticipate that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2002. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal year 2002, it is important that we continue to add to our product and service offering and increase our installed base of customers. In the period ended October 31, 2002, the resale of third-party communications systems equipment from our Communications Systems segment have our highest gross margins, greater than Service revenues or our Cellular Airtime Services segment.

     While the Company’s recent losses have primarily been due to our Communications Systems segment, CSPR anticipates increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. The Company will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. The Company’s recent losses in the Communications System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal year 1999 and the first half of fiscal year 2000. In fiscal year 2001, CSPR restructured our business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, CSPR will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

Three Months Ended October 31, 2002 and 2001

     The following discussion provides information about the Company’s operations, as an independent company for the period of three months ended October 31, 2002 and as a wholly-owned subsidiary of eOn for the three months ended October 31, 2001.

Net Revenues

     Net revenues decreased 42.3% to $2.2 million in the quarter ended October 31, 2002 from $3.9 million in the quarter ended October 31, 2001, reflecting economical recession factors that affect many of our multinational customers and the market for voice and data communication systems in Puerto Rico. Customers in such markets as call centers and retail outlets have been postponing the purchases of capital assets during the period.

Cost of Revenues and Gross Profit

     Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 42.6% to $.6 million in the quarter ended October 31, 2002 from $1.1 million in the quarter ended October 31, 2001. The decrease resulted basically from decreased revenues in Cellular Airtime Services and in the Communications Systems revenues. Our gross margins were 27.1% in this quarter and 27.3% in the same quarter last year.

Selling, General and Administrative

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and do not sell any products that the Company design or develop ourselves, the Company does not incur any costs for research and development. Before the spin-off from eOn the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions. CSPR has not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. Selling, general and administrative expenses decreased 22.0% to $.8 million in the quarter ended October 31, 2002 from $1.0 million in the quarter ended October 31, 2001. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

     Amortization of Goodwill and Cumulative Effect of Change in Accounting Principles

     Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom on May 14, 2001. This balance has not been subsequently amortized. On August 1, 2001 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the method of evaluating goodwill from a recoverability test based upon undiscounted cash flows to a fair value approach, which is stipulated in SFAS No. 142. In addition, the new standard eliminated the periodic amortization of goodwill; consequently, no goodwill amortization was recorded in the current quarter.

Separation Costs

     Separation costs were $83,000 in the three months ending October 31, 2001, representing legal and accounting fees associated with our separation from eOn. The company incurred no separation costs in the three months ending October 31, 2002 and expects to incur no additional such costs during the balance of fiscal year 2003.

Interest and Other Income and Expenses

     No material amount was recorded in the first quarter of fiscal year 2003 or corresponding quarter of the prior fiscal year.

Income Tax Benefit (Expense)

     No income tax benefit was recognized in the current quarter because the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of eOn, the Company funded its operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, as our business continues to grow, we may need additional capital. Such capital may not be available on favorable terms or at all.

     The Company’s significant revenue decrease and resulting loss from operations in fiscal year 2002 and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include the reduction of operating costs and the increase in sales to customers outside of Puerto Rico as the Company continues to establish distribution channels in the Caribbean. In addition, the Company will continue to assess possible acquisitions of other companies or assets to increase its products offering and its installed base of service customers. The Company’s goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

     Net cash used in operating activities was $0.2 million and $0.5 million for the three months ended October 31, 2002 and 2001, respectively. Cash used by operating activities in the first three months of this fiscal year resulted primarily from the increase in the net loss from operations partially offset by a decrease in the level of inventory and prepaid expenses, and a decrease in liabilities.

     Net cash provided by (used in) investing activities was $11,000 for the three months ended October 31, 2002 and ($61,000) for the same quarter last fiscal year. Cash provided by investing activities in this three months of the current fiscal year consisted primarily of investment in sales-type leases offset by cash used in capital expenditure.

     Net cash used in financing activities was $25,000 and $37,000 in the three months ended October 31, 2002 and 2001, respectively. Cash used in financing activities in the three months ended October 31, 2002 and 2001 represents repayments of part of the note payable issued for the acquisition of certain assets acquired from Ochoa Telecom in May 2001.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     You should carefully consider the risks set forth in this 10-Q, particularly the risk that we may not be able to continue operations as described in “Liquidity and Capital Resources” and the risk factors described below when evaluating CSPR. If any of the following risks occur, CSPR’s business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

     If the Company is not able to sustain our traditional private branch exchange (PBX) market, our business, operating results, and financial condition will be harmed.

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

     The Company may not be able to sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Nortel Networks, Avaya, Mitel, NEC, Toshiba, Panasonic, and Siemens. If CSPR is not able to grow or sustain our traditional PBX revenues or properly train our personnel to sell and service the newer products developed by these companies, our business, operating results and financial condition could be harmed.

     If the Company fails to obtain and market new telecommunication and data products or to add features to our existing telecommunication and data products, the Company may not be able to generate sufficient revenues to sustain our business.

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

     CSPR faces intense competition from participants in the telecommunications and data value-added reseller markets, which may impair our revenues and ability to obtain new customers and maintain existing customers.

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

     Some of the products and services provided by the Company are available through competitors with long operating histories in our markets and many of these products are already familiar to and accepted by consumers. Many of the manufacturers and distributors of these competing telecommunication and data products and services have substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets and promotional and other strategic partners than us.

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

     The Company incurs substantial sales and marketing expenses and spends significant management time before customers place orders with us, if at all. Revenues from a specific customer may not be recognized in the quarter in which CSPR incurs related sales and marketing expense, which may cause CSPR to miss our revenue or earnings expectations.

     Seasonal trends may cause our quarterly operating results to fluctuate, which may adversely affect the market price of our stock.

     Telecommunications product sales have traditionally been much lower in Puerto Rico, our main market, during the winter holiday season than during other times of the year due to the potential business disruption caused by installing new communications systems, and the extended winter holiday season present in Puerto Rico due to local custom. Although predicting consumer demand for our products will be very difficult, the Company believes that sales of telecommunications systems will be disproportionately low during this period when compared to other times of the year due to the factors above and the seasonal buying patterns of many of our customers. Any fluctuation in our quarterly operating results may cause the market price of our stock to decline, and that decline may be substantial if the fluctuation is caused by factors other than anticipated seasonal buying patterns of customers. Finally, if CSPR is unable to accurately forecast and respond to consumer demand for our telecommunications systems, our reputation and brand may suffer, and the market price of our stock would likely fall.

     Any future business acquisitions may disrupt our business, dilute stockholder value or distract management attention.

     As part of our ongoing business strategy, the Company may consider additional acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to our own. In particular, CSPR may pursue acquisitions and strategic alliances as a means of acquiring additional brands of communications systems to sell and service. Such acquisitions could materially adversely affect our operating results and the price of our stock. Acquisitions also entail numerous risks, including:

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

     If the Company loses key management personnel, we may not be able to successfully operate the business.

     CSPR’s future performance will be substantially dependent on the continued services of our senior management, especially our President and Chief Executive Officer, Sergio R. Moren, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. The Company employs our key personnel on an at-will basis. CSPR does not maintain key person insurance policies on any of the members of our executive management team.

     The Company may be unable to hire and retain sales, marketing, and service personnel to execute our business strategy.

     Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and we may not be able to attract, assimilate or retain such personnel. If we cannot attract, hire and retain sufficient qualified personnel, we may not be able to successfully market, sell, or service new products.

     Since the Company does not have exclusive agreements with the manufacturers, manufacturers may enter into dealer agreements with our competitors, which may adversely affect our business.

     CSPR distributes and services products designed and manufactured by eOn, Avaya, Nortel, Hitachi, Mitel, Toshiba, NEC, Cortelco, Nokia, Ericsson, Motorola, and others. However, the Company does not have exclusive distribution agreements with these companies and have competitors in our major markets that sell the same products. Our customers often have the option of purchasing similar communications systems from other distributors in our markets. A decision by the manufacturer to sell to other dealers in our market increases competitive pressures on the Company, and may adversely affect our business.

     If the Company is unable to establish and maintain satisfactory relationships with the manufacturers of our products that we expect to sell and service, our business will suffer.

     The Company acquires all of our products that sell from manufacturers pursuant to the terms of distribution agreements. The loss of our distribution agreements with our product manufacturers would reduce our revenues, increase obsolescence risk to our existing inventory, and materially harm our business.

     CSPR depends on a limited number of third parties to manufacture and supply our products, and may be unable to operate the business if those parties do not perform their obligations.

     We expect to rely on third-party suppliers for many of the products that we distribute and service, including telecommunications and data systems as well as cellular phones and accessories. We do not have long-term agreements in place with our suppliers and we do not control the time and resources that these third parties devote to our business. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from delivering some of our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to deliver our products and services. This outcome would harm our ability to compete effectively and perform our services.

     The Company faces many risks in expanding its international operations into the Caribbean.

     Sales outside of Puerto Rico accounted for approximately 7.7% of our total revenues during fiscal year 2002. The Company expects to increase sales to customers outside Puerto Rico and establish additional distribution channels in the Caribbean. However, foreign markets for our products may develop more slowly than currently anticipated. CSPR may not be able to successfully establish international distribution channels, or may not be able to hire the additional personnel necessary to support such distribution channels.

     CSPR future results could be harmed by economic, political, regulatory and other risks associated with the reliance on international sales and operations.

     As stated above, sales outside of Puerto Rico accounted for approximately 7.7% of our total revenues during fiscal year 2002. Because of the operations and relationships in other parts of the Caribbean, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

-	changes in a specific country’s or region’s political or economic conditions;
-	trade protection measures and import or export licensing requirements;
-	potentially negative consequences from changes in tax laws;
-	difficulty in managing widespread sales and customer service operations; and
-	less effective protection of intellectual property.

     CSPR is currently involved in litigation, which, if resolved unfavorably, could have a material adverse effect on our business.

     CSPR is currently subject to one lawsuit regarding an alleged breach of contract, three lawsuits regarding employment issues, and a recent fourth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CPRS breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fourth lawsuit, the Company believes that this litigation is without merit and filed a motion for the court to order our dismissal. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

     Laws or regulations that govern the telecommunications industry and copyrighted works could expose us to legal action if the Company fail to comply or could require us to change our business.

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

     The products the Company sells and service may have undetected faults leading to liability claims, which could harm our business.

     The products the Company sells and service may contain undetected faults or failures. Any failures of these products could result in significant losses to our customers, particularly in mission-critical applications. A failure could also result in product returns and the loss of, or delay in, market acceptance of our products. In addition, any failure of the products we sell could result in claims against us. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although we are unaware of any specific laws or cases that would invalidate our purchase agreement limitation of liability provisions, there is a risk that such provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in Puerto Rico or other countries. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all possible claims asserted against us. In addition, even claims that ultimately are unsuccessful could be expensive to defend and consume management time and resources.

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

     Our stock is subject to the requirements for penny stocks, which could adversely affect your ability to sell and the market price of your shares.

     We believe our stock fits the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

     Insiders have substantial voting control over us which could delay or prevent us from engaging in a change of control transaction and you from selling our shares at a premium to the shares’ then current market value.

     Our officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 487,869 shares, which in the aggregate represents approximately 41% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the design and operation of the Company’s disclosure controls and procedures were effective to ensure that material information relating to CSPR is made known to such officers by others within CSPR, particularly during the period this quarterly report and prepared, in order to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In early 2002, former employees of Ochoa Telecom, Inc. filed a suit against Ochoa alleging under various theories of law that they were dismissed from employment without severance payment, and suffered consequential mental anguishes. The total claim is in the amount of $2,660,289.91. In July 24, 2002 the Court of First Instance, Superior Court, Bayamon Section, Puerto Rico, ordered the inclusion of Cortelco as indispensable party in the case. Subsequently, in September 9, 2002 plaintiffs filed a Motion to include Cortelco as a Third Party Defendant. The Court granted such petition and at September 11, 2002, Cortelco was summoned with such suit. Our legal advisors answered the complaint at October 25, 2002, and until this date the Court has not attended the matter. In accordance to the “Asset Purchase and Sale Agreement” between Cortelco and Ochoa, the latter is obliged to give legal representation to Cortelco in possible employee reclamations. Due to the matter of the reclamations, the manner in which Ochoa has managed the case, and the affirmative defenses brought by Cortelco, it can result in a conflict of interests between the parties and such representation cannot be provided. Due to this reason, our legal advisors proceeded to answer with the corresponding motion to the court. In accordance to the labor laws of Puerto Rico, and to the Agreement between the parties, Cortelco is not likely to respond in this case. The most important issue in this case is to sustain the Agreement with Ochoa and design strategies for the Court to relieve us from such claim.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  Exhibits.

Exhibit No.	Description

99.1	Certificate of Chief Executive officer under 18 U.S.C. § 1350
99.2	Certificate of Chief Financial Officers under 18 U.S.C. § 1350

     (B)  Reports On Form 8-K.

         None.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Cortelco Systems Puerto Rico, Inc.

Date:	December 13, 2002	/s/ Francisco Sanchez Francisco Sanchez, Vice President Chief Financial Officer, Secretary Duly Authorized Officer (Principal Financial and Accounting Officer))

I, Sergio Moren, Chief Executive Officer of Cortelco Systems Puerto Rico, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Sergio Moren Sergio Moren Chief Executive Officer

I, Francisco Sánchez, Chief Financial Officer of Cortelco Systems Puerto Rico, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ Francisco Sanchez Francisco Sanchez Chief Financial Officer