Form 10-Q
period 2003-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2003-03-14
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

Commission file number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.

(Exact name of registrant as specified in its charter)

PUERTO RICO (State of incorporation)	66-0567491 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date: 1,204,557 shares of Common Stock, $0.01 par value, as of January 31, 2003.

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-Q
QUARTER ENDED JANUARY 31, 2003 `

CORTELCO SYSTEMS PUERTO RICO, INC.
PART I — FINANCIAL INFORMATION

ITEM  1.    FINANCIAL STATEMENTS (UNAUDITED)

Cortelco Systems Puerto Rico, Inc.

Condensed Balance Sheets (Unaudited)

January 31, 2003 and July 31, 2002

(Dollars in thousands)

	January 31,	July 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$69	$333
Trade accounts receivable, net of allowance for doubtful accounts of $762 and $864, respectively	1,936	2,016
Due from affiliated entities	216	187
Current portion of investment in sales-type leases	74	82
Inventories	2,733	2,989
Prepaid expenses	186	296

Total current assets	5,214	5,903
Investment in Sales-Types Leases	13	47
Property and equipment, net	465	489
Goodwill	382	382

Total	$6,074	$6,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,116	$1,262
Due to affiliated entities	202	147
Other accrued liabilities	526	671
Deferred revenue	265	315
Note payable	25	50

Total current liabilities	2,134	2,445

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	—	—
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,204,557 shares issued and outstanding	12	12
Capital in excess of par value	6,865	6,865
Retained earnings(deficit)	(2,937)	(2,501)

Total stockholders’ equity	3,940	4,376

Total	$6,074	$6,821

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statements of Operations (Unaudited)

For the Three Months and Six Months Ended January 31, 2003 and 2002

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

Net revenues:
Products	$800	$1,645	$2,153	$4,547
Services	934	838	1,818	1,816

Total net revenues	1,734	2,483	3,971	6,363

Cost of revenues:
Products	694	1,510	1,800	3,845
Services	517	421	1,041	908

Total cost of revenues	1,211	1,931	2,841	4,753

Gross profit	523	552	1,130	1,610

Operating expenses:
Selling, general, & administrative	761	959	1,579	2,004
Separation costs	—	167	—	250

Total operating expenses	761	1,126	1,579	2,254

Loss from operations	(238)	(574)	(449)	(644)
Interest income	7	4	13	8

Loss before income taxes	(231)	(570)	(436)	(636)
Income tax	—	—	—	—

Net loss	$(231)	$(570)	$(436)	$(636)

Basic and diluted net loss per common share	$(0.19)	$(0.47)	$(0.36)	$(0.53)

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended January 31, 2003

(Dollars in thousands, except per share data)

	Common Stock		Capital in	Retained
			Excess of	Earnings
	Shares	Amount	Par Value	(Deficit)	Total

Balance at July 31, 2002	1,204,557	$12	$6,865	$(2,501)	$4,376
Net loss				(436)	(436)

Balance at January 31, 2003	1,204,557	$12	$6,865	$(2,937)	$3,940

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statements of Cash Flows (Unaudited)

For the Six Months Ended January 31, 2003 and 2002

(Dollars in thousands)

	Six Months Ended
	January 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436)	$(636)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	96
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	80	354
Due from affiliated entities	(29)	195
Inventories	256	504
Prepaid expenses	110	90
Increase (decrease) in:
Trade accounts payable	(146)	(469)
Due to affiliated entities	55	133
Accrued liabilities	(145)	(247)
Deferred revenue	(50)	(58)

Total adjustments	203	598

Net cash used in operating activities	(233)	(38)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48)	(60)
Net decrease (increase) in investment in sales-type leases	42	(9)

Net cash used in investing activities	(6)	(69)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Payment on promissory note	(25)	(387)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(264)	(494)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333	959

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69	$465

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Six Months Ended January 31, 2003 and 2002

Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is Management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2003 and for all periods presented.

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

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes as of July 31, 2002 and 2001 and for the periods then ended, which are included in the Annual Report on Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission.

Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Product Warranties – The Company provides warranties to the customers to replace or repair certain products from the date of purchase or the date of installation depending on the contract terms. Costs associated with these warranty programs are estimated and accrued at the time of sale on the basis of expected net future costs. Under the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not yet determined the impact that this interpretation will have on its results of operations or financial position.

Inventory Obsolescence – CSPR carries inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory whose market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary write-offs. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary write-offs, which could potentially be significant, are included as a deduction from earnings in the period in which the evaluations are completed.

Allowance for Doubtful Accounts – The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience. Because of uncertainties inherent in the estimation process and the future availability of additional information, management’s estimate of credit losses inherent in the existing accounts receivable and the related allowance may change in the near term.

Going Concern and Management Plan – The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s significant revenue decrease and resulting loss from operations in fiscal year 2002 and in the six months ended January 31, 2003, and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include continuing with the reduction of operating costs and expenses and the increase in sales. During the month of January 2003, the Company began moving its operations to a new location and this will represent savings of approximately $175,000 for the next two quarters. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customers base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers’ contracts. The Company’s goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force between the finance and sales department. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. Adoption of SFAS No. 141 did not have a significant effect on the Company’s results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. It is management’s assessment that goodwill impairment did not result upon adoption. As of January 31, 2003 and July 31, 2002, the Company has net unamortized goodwill of $382,000.

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

     The following table summarizes the activity relating to the special charges during the first and second quarter of fiscal 2003 and the associated liabilities at January 31, 2003 (in thousands):

Fiscal Year 2003
	July 31, 2002	Expenditures		January 31, 2003
	Liability			Liability
	Balance	Q1	Q2	Balance

Termination benefits	$288	$34	$38	$216

     The liability for restructuring charges of $216,000 as of January 31, 2003, is included in other accrued liabilities.

Separation Costs

     During fiscal 2002, legal and accounting fees associated with our separation from eOn were classified as a separate component of operating expenses under the caption “Separation costs.” The Company does not expect to incur any additional such costs during the balance of fiscal year 2003.

Income (Loss) per Common Share

     The Company reports its earnings per share (“EPS”) using Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     On July 31, 2002, CSPR issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The weighted average number of shares outstanding for the period ended January 31, 2002 has been adjusted to give effect to eOn’s distribution to eOn’s shareholders of all the Company’s shares held by eOn on the basis of one share of the Company’s stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

     The computations of basic and diluted loss per share were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,

	2003	2002	2003	2002

	(In thousands, except		(In thousands, except
	per share data)		per share data)
Basic and diluted loss per share:
Loss from operations	$(231)	$(570)	$(436)	$(636)

Weighted average number of common shares outstanding	1,204,557	1,204,557	1,204,557	1,204,557
Loss from operations per share	$(0.19)	$(0.47)	$(0.36)	$(0.53)

Inventories

     Inventories consist of the following:

	January 31,	July 31,
	2003	2002

	(In thousands)
Purchased components	$1,229	$1,487
Components and materials related to installation in process	49	36
Parts and Materials for sales	1,455	1,466

Total inventories	$2,733	$2,989

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

     Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company’s results of operations or financial position during fiscal year 2002 or in the six months ended January 31, 2003. As of January 31, 2003 and July 31, 2002, the Company has net unamortized goodwill of $382,000.

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

Unaudited segment information for

Three months ended January 31, 2003

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$1,488	$246	$1,734
Income (loss) from operations	(290)	52	(238)
Interest income	7	—	7
Provision for income taxes	—	—	—
Net income (loss)	(283)	52	(231)

Three months ended January 31, 2002

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$1,998	$485	$2,483
Loss from operations	(507)	(67)	(574)
Interest income	4	—	4
Provision for income taxes	—	—	—
Net loss	(503)	(67)	(570)

Unaudited segment information for

Six months ended January 31, 2003

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$3,492	$479	$3,971
Loss from operations	(428)	(21)	(449)
Interest income	13	—	13
Provision for income taxes	—	—	—
Net loss	(415)	(21)	(436)
Total assets	5,681	393	6,074
Capital expenditures	48	—	48
Depreciation and amortization	68	4	72

Six months ended January 31, 2002

		Cellular
	Communications	Airtime
	Systems	Services	Total

	(In thousands)
Revenues	$5,234	$1,129	$6,363
Loss from operations	(585)	(59)	(644)
Interest income	8	—	8
Provision for income taxes	—	—	—
Net loss	(577)	(59)	(636)
Total assets	7,915	1,173	9,088
Capital expenditures	60	—	60
Depreciation and amortization	90	6	96

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also directs your attention to the risk factors affecting our business that are discussed elsewhere at the end of this Item. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

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

     The Company’s reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 82% of our revenues in fiscal year 2002 and 90% of the operating loss of the Company, while Cellular Airtime Service represented 18% of revenues and 10% of the operating loss. Cellular Airtime Services revenues were 12% of our total revenues for the six months ended January 31, 2003 and we anticipate that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2002. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal year 2002, it is important that we continue to add to our product and service offering and increase our installed base of customers. In the period ended January 31, 2003, the resale of third-party communications systems equipment from our Communications Systems segment have our highest gross margins, greater than Service revenues or our Cellular Airtime Services segment.

     While the Company’s recent losses have primarily been due to our Communications Systems segment, CSPR anticipates increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. The Company will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. The Company’s recent losses in the Communications System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal year 1999 and the first half of fiscal year 2000. In fiscal year 2001, CSPR restructured the business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, CSPR will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

     The following discussion provides information about the Company’s operations, as an independent company for the period of three months ended January 31, 2003 and as a wholly-owned subsidiary of eOn for the three months ended January 31, 2002.

Net Revenues

     Net revenues decreased 30.2% to $1.7 million in the three months ended January 31, 2003 from $2.5 million in the three months ended January 31, 2002. The results primarily reflected decreased revenues of approximately $0.5 million from the Communication Systems segment due to economical recession factors that affect many of our multinational customers and the market for voice and data communication systems in Puerto Rico. Customers in such markets as call centers and retail outlets have been postponing the purchases of capital assets during the period. Also the revenues of Cellular Airtime Services segment decreased approximately $0.2 million due to a general decline in demand.

Cost of Revenues and Gross Profit

     Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 5.3% to $523,000 in the three months ended January 31, 2003 from $552,000 in the three months ended January 31, 2002. The decrease resulted primarily from decreased revenues and a lower gross margin percentage in the current period. CSPR’s gross margins were 30.2% in the three months ended January 31, 2003 and 22.2% in the three months ended January 31, 2002. The increased gross margin was primarily due to the favorable impact of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company.

Selling General and Administrative

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and do not sell any products that we design or develop ourselves, we do not incur any costs for research and development. While we have essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, we have not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 20.6% to $0.8 million in the quarter ended January 31, 2003 from $1.0 million in the quarter ended January 31, 2002. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company’s restructuring plan.

Separation Costs

     During the three months ended January 31, 2002, CSPR incurred approximately $167,000 in legal and accounting fees associated with the separation from eOn. The Company incurred no separation cost in the three months ending January 31, 2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

Interest and Other Income and Expenses

     No material amount was recorded in the three months ended January 31, 2003 or the three months ended January 31, 2002.

Income Tax Benefit (Expense)

     No income tax benefit was recognized in the three months ended January 31, 2003 or the three months ended January 31, 2002 because CSPR cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

SIX MONTHS ENDED JANUARY 31, 2003 AND 2002

     The following discussion provides information about the Company’s operations, as an independent company for the period of six months ended January 31, 2003 and as a wholly-owned subsidiary of eOn for the six months ended January 31, 2002.

Net Revenues

     Net revenues decreased 37.6% to $4 million in the six months ended January 31, 2003 from $6.4 million in the six months ended January 31, 2002, reflecting economical recession factors that affect many of our multinational customers and the market for voice and data communication systems in Puerto Rico. Customers in such markets as call centers and retail outlets have been postponing the purchases of capital assets during the period.

Cost of Revenues and Gross Profit

     Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 29.8% to $1.1 million in the six months ended January 31, 2003 from $1.6 million in the six months ended January 31, 2002. The decrease resulted basically from decreased revenues in Cellular Airtime Services segment and in the Communications Systems segment. Company’s gross margins were 28.5% in the six months ended January 31, 2003 and 25.3% in the same period last year. The increased gross margin was primarily due to the favorable impact of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company.

Selling, General and Administrative

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and do not sell any products that the Company design or develop ourselves, the Company does not incur any costs for research and development. Before the spin-off from eOn the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions. CSPR has not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 21.2% to $1.6 million in the six months ended January 31, 2003 from $2.0 million in the six months ended January 31, 2002. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

Separation Costs

     Separation costs were $250,000 in the six months ended January 31, 2002, representing legal and accounting fees associated with the Company’s separation from eOn. CSPR incurred no separation costs in the six months ended January 31, 2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

Interest and Other Income and Expenses

     No material amount was recorded in the six months ended January 31, 2003 or the six months ended January 31, 2002.

Income Tax Benefit (Expenses)

     No income tax benefit was recognized in the six months ended January 31, 2003 or the six months ended January 31, 2002 because the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

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

     The Company’s significant revenue decrease and resulting loss from operations in fiscal year 2002 and in the six months ended January 31, 2003, and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include continuing with the reduction of operating costs and expenses and the increase in sales. During the month of January 2003, the Company began moving its operations to a new location and this will represent savings of approximately $175,000 for the next two quarters. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customers base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers’ contracts. The Company’s goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force between the finance and sales department. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

     Net cash used in operating activities was approximately $233,000 and $38,000 for the six months ended January 31, 2003 and 2002, respectively. Cash used by operating activities in the first six months of this fiscal year resulted primarily from the net loss from operations partially offset by a decrease in the level of inventory and prepaid expenses, and a smaller decrease in liabilities than 2002.

     Net cash used in investing activities was approximately $6,000 for the six months ended January 31, 2003 and $69,000 for the same period prior fiscal year. Cash used in investing activities in this six months of the current fiscal year consisted primarily of cash used for capital expenditures offset by a decrease in the investment in sales-type leases.

     Net cash used in financing activities was approximately $25,000 and $387,000 in the six months ended January 31, 2003 and 2002, respectively. Cash used in financing activities in the six months ended January 31, 2003 and 2002 represents repayments of part of the note payable issued for the acquisition of certain assets acquired from Ochoa Telecom in May 2001.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     You should carefully consider the risks set forth in this 10Q, particularly the risk that we may not be able to continue operations as described in “Liquidity and Capital Resources” and the risk factors described below when evaluating CSPR. If any of the following risks occur, CSPR’s business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

If the Company is not able to sustain our traditional private branch exchange (PBX) market, our business, operating results and financial condition will be harmed.

     Approximately 41.7% and 37.6% of CSPR revenues for fiscal year 2002 and 2001, respectively, were from sales of PBX customer premise equipment. The Company’s PBX revenues declined 56.6% from fiscal year 2000 to fiscal year 2002 due mainly to a decline in the overall PBX market and significant Year 2000 upgrade revenues. These revenues comprise approximately 56.3% of the Company Communications Systems segment revenues, as virtually all enterprise voice communications systems sold worldwide today are PBX’s. The remainder of the segment revenues is service revenue.

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

     The success of new products and new models with additional features depends on a number of factors, including strategic allocation of limited financial and technical resources, accurate forecasting of consumer demand, and market and industry acceptance of our products and services. If CSPR is unable to successfully train our sales and technical personnel to sell and service the new telecommunications and data products developed by our equipment manufacturers, our business, operating results, and financial condition could be harmed.

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

     Actions by our competitors could result in price reductions, reduced margins and loss of market share, any of which would damage our business. CSPR cannot assure you that the Company will be able to compete successfully against these competitors.

The lengthy sales cycles of some of our products and the difficulty in predicting the timing of our sales may cause fluctuations in our quarterly operating results.

     The uncertainty of our sales cycle makes the timing of sales difficult to predict and may cause fluctuations in our quarterly operating results. Our sales cycles generally vary from one to twelve months based on the size of the system to be installed and the various requirements of our potential customers. The purchase of our products may involve a significant commitment of our customers’ time, personnel, financial, and other resources. The Company generally recognizes revenues on the date of shipment for communications systems and cellular telephones shipped to dealers and upon completion of installation for communications systems sold directly to end users. For cellular sales commission revenues the Company recognizes revenues when retail contracts are submitted to cellular carriers. Resold cellular airtime is recognized as revenues as the airtime is actually used. Also, it is difficult to predict the timing of indirect sales because we have little control over the selling activities of our dealers and value-added resellers.

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

     Competition for highly qualified personnel is intense due to the limited number of people available with the necessary technical skills, and CSPR may not be able to attract, assimilate or retain such personnel. If the Company cannot attract, hire and retain sufficient qualified personnel, the Company may not be able to successfully market, sell, or service new products.

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

If the Company is unable to establish and maintain satisfactory relationships with the manufacturers of our products that the Company expects to sell and service, our business will suffer.

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

     The Company expects to rely on third-party suppliers for many of the products that it distribute and service, including telecommunications and data systems as well as cellular phones and accessories. CSPR does not have long-term agreements in place with our suppliers and does not control the time and resources that these third parties devote to our business. CSPR cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, CSPR may be delayed or prevented from delivering some of our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to deliver our products and services. This outcome would harm our ability to compete effectively and perform our services.

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

     As stated above, sales outside of Puerto Rico accounted for approximately 7.7% of our total revenues during fiscal year 2002. Because of the operations and relationships in other parts of the Caribbean, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in managing widespread sales and customer service operations; and

•	less effective protection of intellectual property.

CSPR is currently involved in litigation, which, if resolved unfavorably, could have a material adverse effect on our business.

     CSPR is currently subject to one lawsuit regarding an alleged breach of contract, three lawsuits regarding employment issues, and a fifth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CPRS breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fifth lawsuit, the Company believes that this litigation is without merit and filed a motion for the court to order our dismissal. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

Laws or regulations that govern the telecommunications industry and copyrighted works could expose us to legal action if the Company fail to comply or could require us to change our business.

     Because our products and services provide our customers with access to the public telephone system and other methods of electronic communication, the products CSPR sells are subject to the regulations of the Federal Communications Commission and Junta Reglamentadora de Telecomunicaciones de Puerto Rico, relating to consumer products that connect to the public telephone network and electronic emissions of consumer products.

     Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to legal action if the Company fails to comply. In addition, any of these regulatory bodies could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of our products and services.

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

The products the Company sells and services may have undetected faults leading to liability claims, which could harm our business.

     The products the Company sells and services may contain undetected faults or failures. Any failures of these products could result in significant losses to our customers, particularly in mission-critical applications. A failure could also result in product returns and the loss of, or delay in, market acceptance of our products. In addition, any failure of the product CSPR sells could result in claims against us. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although CSPR is unaware of any specific laws or cases that would invalidate our purchase agreement limitation of liability provisions, there is a risk that such provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in Puerto Rico or other countries. CSPR maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all possible claims asserted against us. In addition, even claims that ultimately are unsuccessful could be expensive to defend and consume management time and resources.

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

     The Company believes our stock fits the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

Insiders have substantial voting control over us, which could delay or prevent us from engaging in a change of control transaction and you from selling our shares at a premium to the shares’ then current market value.

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

     The majority of our cash equivalents are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of the Company’s sales are made in U.S. dollars, and consequently, the Company believes that our foreign exchange rate risk is immaterial. The Company does not have any derivative instruments and do not engage in hedging transactions.

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

     None.

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

Cortelco Systems Puerto Rico, Inc.

Date: March 14, 2003	/s/ Francisco Sanchez

Francisco Sanchez, Vice President Chief Financial Officer, Secretary Duly Authorized Officer (Principal Financial and Accounting Officer)

I, Sergio Moren, Chief Executive Officer of Cortelco Systems Puerto Rico, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Sergio Moren

Sergio Moren Chief Executive Officer

I, Francisco Sánchez, Chief Financial Officer of Cortelco Systems Puerto Rico, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Francisco Sanchez

Francisco Sanchez Chief Financial Officer