Form 10-Q
period 2003-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2003-06-16
CIK 1167140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 2003.

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

            Road 156 km 58.2 Valle Tolima, Caguas, Puerto Rico, 00725
                     (Address of principal executive office)

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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 1,204,557 shares of Common Stock, $0.01 par value, as of April 30, 2003.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2003

                                      INDEX


                                                                                    Page
                                                                                    ----
Part I:  FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

                    Condensed Balance Sheets as of April 30, 2003
                       and July 31, 2002 ............................................    3

                    Condensed Statements of Operations for the Three Months
                       and Nine Months ended April 30, 2003 and 2002 ................    4

                    Condensed Statement of Changes in Stockholders' Equity
                       for the Nine Months ended April 30, 2003 .....................    5

                    Condensed Statements of Cash Flows for the Nine Months
                       ended April 30, 2003 and 2002 ................................    6

                   Notes to Condensed Financial Statements ..........................    7

           Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ....................................   15

           Item 3.  Qualitative and Quantitative Disclosure about Market Risk .......   27

           Item 4.  Controls and Procedures .........................................   27

Part II: OTHER INFORMATION

SIGNATURES

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                      CONDENSED BALANCE SHEETS (Unaudited)

                        April 30, 2003 and July 31, 2002

(Dollars in thousands)                                                April 30,        July 31,
                                                                        2003             2002
                                                                    -------------    -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                      $          69    $         333
     Trade accounts receivable, net of allowance
       for doubtful accounts of $671 and $864, respectively                 1,633            2,016
     Due from affiliated entities                                             317              187
     Current portion of investment in sales-type leases, net
       of unearned interest income and allowance for
       doubtful accounts                                                       24               82
     Inventories                                                            2,267            2,989
     Prepaid expenses                                                         105              296
                                                                    -------------    -------------
         Total current assets                                               4,415            5,903

Investment in sales-types leases, net of unearned interest
     income and allowance for doubtful accounts                                45               47
Property and equipment, net                                                   459              489
Goodwill                                                                      382              382
                                                                    -------------    -------------
         Total                                                      $       5,301    $       6,821
                                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                         $       1,067    $       1,262
     Due to affiliated entities                                               176              147
     Other accrued liabilities                                                465              671
     Deferred revenue                                                         250              315
     Note payable                                                              25               50
                                                                    -------------    -------------
         Total current liabilities                                          1,983            2,445
                                                                    -------------    -------------
Commitments and Contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share; authorized,
       10,000,000 shares, no shares issued                                     --               --
     Common stock, par value $0.01 per share, 5,000,000 shares
       authorized; 1,204,557 shares issued and outstanding                     12               12
     Capital in excess of par value                                         6,865            6,865
     Retained earnings(deficit)                                            (3,559)          (2,501)
                                                                    -------------    -------------
         Total stockholders' equity                                         3,318            4,376
                                                                    -------------    -------------
         Total                                                      $       5,301    $       6,821
                                                                    =============    =============

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

       For the Three Months and Nine Months Ended April 30, 2003 and 2002

                  (Dollars in thousands, except per share data)

                                           Three Months Ended                Nine Months Ended
                                                 April 30,                        April 30,
                                      ------------------------------    ------------------------------
                                           2003            2002             2003              2002
                                      -------------    -------------    -------------    -------------

Net revenues:
    Products                          $         818    $         998    $       2,971    $       5,545
    Services                                    756              771            2,574            2,587
                                      -------------    -------------    -------------    -------------
    Total net revenues                        1,574            1,769            5,545            8,132
                                      -------------    -------------    -------------    -------------
Cost of revenues:
    Products                                    798              974            2,598            4,819
    Services                                    815              435            1,856            1,343
                                      -------------    -------------    -------------    -------------
    Total cost of revenues                    1,613            1,409            4,454            6,162
                                      -------------    -------------    -------------    -------------
Gross profit (loss)                             (39)             360            1,091            1,970
                                      -------------    -------------    -------------    -------------

Operating expenses:
    Selling, general,
     & administrative                           590            1,035            2,168            3,039
    Special charges                              --               50               --               50
    Separation costs                             --              178               --              428
                                      -------------    -------------    -------------    -------------
      Total operating expenses                  590            1,263            2,168            3,517
                                      -------------    -------------    -------------    -------------
Loss from operations                           (629)            (903)          (1,077)          (1,547)
Interest income                                   6                2               19               10
                                      -------------    -------------    -------------    -------------
Loss before income tax                         (623)            (901)          (1,058)          (1,537)
Income tax                                       --               --               --               --
                                      -------------    -------------    -------------    -------------
Net loss                              $        (623)   $        (901)   $      (1,058)   $      (1,537)
                                      =============    =============    =============    =============

Basic and diluted net loss
  per common share                    $       (0.52)   $       (0.75)   $       (0.88)   $       (1.28)
                                      =============    =============    =============    =============

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                    For the Nine Months Ended April 30, 2003

                  (Dollars in thousands, except per share data)


                                 ----------------------------------------------------------------------
                                       Common Stock            Capital in     Retained
                                 --------------------------     Excess of      Earnings
                                   Shares          Amount       Par Value     (Deficit)        Total
                                 -----------    -----------    -----------   -----------    -----------
Balance at July 31, 2002           1,204,557    $        12    $     6,865   $    (2,501)   $     4,376

Net loss                                                                          (1,058)        (1,058)

                                 -----------    -----------    -----------   -----------    -----------

Balance at April 30, 2003          1,204,557    $        12    $     6,865   $    (3,559)   $     3,318
                                 ===========    ===========    ===========   ===========    ===========

                  See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                For the Nine Months Ended April 30, 2003 and 2002

                             (Dollars in thousands)

                                                                            Nine Months Ended
                                                                                 April 30,
                                                                         ------------------------
                                                                            2003          2002
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                          $   (1,058)   $   (1,537)
                                                                         ----------    ----------
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                         87           144
           Provision for slow moving inventory                                  500            --
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivables                                        383         1,791
              Due from affiliated entities                                     (130)          190
              Inventories                                                       222           558
              Prepaid expenses                                                  191           143
           Increase (decrease) in:
              Trade accounts payable                                           (195)       (1,009)
              Due to affiliated entities                                         29           (31)
              Accrued liabilities                                              (206)         (117)
              Deferred revenue                                                  (65)         (116)
                                                                         ----------    ----------
           Total adjustments                                                    816         1,553
                                                                         ----------    ----------
           Net cash provided by (used in) operating activities                 (242)           16
                                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                     (57)          (78)
       Net decrease in investment in sales-type leases                           60            11
                                                                         ----------    ----------
       Net cash provided by (used in) investing activities                        3           (67)
                                                                         ----------    ----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
       Payment on promissory note                                               (25)         (587)
                                                                         ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (264)         (638)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  333           959
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $       69    $      321
                                                                         ==========    ==========

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

                For the Nine Months Ended April 30, 2003 and 2002


BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is Management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2003 and for all periods presented.

     CSPR, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002. Effective July 31, 2002, CSPR was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of CSPR common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, CSPR became an independent entity headquartered in San Juan, Puerto Rico. CSPR's operations include the sale of cellular telephones and cellular airtime and of integrated communications and data equipment in Puerto Rico.

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

Product Warranties - The Company provides warranties to its customers to replace or repair certain products from the date of purchase or the date of installation depending on the contract terms. Costs associated with these warranty programs are estimated and accrued at the time of sale on the basis of expected net future costs. Under the Financial Accounting Standards Board ("FASB") Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, the Company is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not yet determined the impact that this interpretation will have on its results of operations or financial position.

Inventory Obsolescence - CSPR carries inventories at the lower of cost or market. This policy depends on the timely identification of those items included in inventory for which the market price may have declined below carrying value, such as slow-moving or obsolete items, and we record any necessary write-offs. The Company performs an analysis of slow-moving or obsolete inventory on a quarterly basis, and any necessary write-offs, which could potentially be significant, are included as a deduction from earnings in the period in which the evaluations are completed.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience. Because of uncertainties inherent in the estimation process and the future availability of additional information, management's estimate of credit losses inherent in the existing accounts receivable and the related allowance may change in the near term.

Going Concern and Management Plan - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's significant revenue decrease and resulting loss from operations in fiscal year 2002 and in the nine months ended April 30, 2003, and its lack of financing resources raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $87,500 for the current quarter as well as approximately $87,500 for the next quarter. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force composed of representatives of the finance and sales departments. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department created a task force to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination initiated after June 30, 2001 be recognized as assets apart from goodwill. Adoption of SFAS No. 141 did not have a significant effect on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. It is management's assessment that goodwill impairment did not result upon adoption. As of April 30, 2003 and July 31, 2002, the Company has net unamortized goodwill of $382,000.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company was required to implement SFAS No. 143 on August 1, 2002. Adoption of SFAS No. 143 did not have a significant effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company was required to implement SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. This amendment was effective on August 1, 2002. SFAS No. 145 did not have a significant effect on the Company's financial condition or results of operations.

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

     The following table summarizes the activity relating to the special charges during the first, second and third quarter of fiscal 2003 and the associated liabilities at April 30, 2003 (in thousands):

                       July 31, 2002           Fiscal Year 2003            April 30, 2003

                         Liability               Expenditures                Liability

                          Balance            Q1       Q2       Q3             Balance
                        ------------       ------   ------   ------        --------------
Termination benefits       $288             $34      $38      $45              $171

     The liability for restructuring charges of $171,000 as of April 30, 2003, is included in other accrued liabilities.

SEPARATION COSTS

     During fiscal 2002, legal and accounting fees associated with our separation from eOn were classified as a separate component of operating expenses under the caption "Separation costs." The Company does not expect to incur any additional such costs during the balance of fiscal year 2003.

INCOME (LOSS) PER COMMON SHARE

     The Company reports its earnings per share ("EPS") using Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.


     On July 31, 2002, CSPR issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The weighted average number of shares outstanding for the period ended April 30, 2002 has been adjusted to give effect to eOn's distribution to eOn's shareholders of all the Company's shares held by eOn on the basis of one share of the Company's stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

     The computations of basic and diluted loss per share were as follows:

                                          Three Months Ended          Nine Months Ended
                                              April 30,                   April 30,
                                          --------------------      --------------------
                                            2003        2002          2003        2002
                                          --------    --------      --------    --------
                                         (In thousands, except     (In thousands, except
                                             per share data)           per share data)

Basic and diluted loss per share:

Net loss                                  $  (623)    $  (901)      $(1,058)    $(1,537)
                                          ========    ========      ========    ========

Weighted average number of common
  shares outstanding                     1,204,557   1,204,557     1,204,557   1,204,557

Net loss per share                       $  (0.52)   $  (0.75)     $  (0.88)   $  (1.28)
                                         =========   =========     =========   =========

INVENTORIES

     Inventories consist of the following:

                                                      April 30,         July 31,
                                                        2003             2002
                                                     ----------        ---------
                                                            (In thousands)

Purchased components                                  $   1,042       $   1,487
Components and materials related to
  installation in process                                    90              36
Parts and materials for sales                             1,135           1,466
                                                       ---------       ---------
          Total inventories                           $   2,267       $   2,989
                                                      ==========      ==========

ACCOUNTING FOR GOODWILL

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption.

     Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position during fiscal year 2002 or in the nine months ended April 30, 2003. As of April 30, 2003 and July 31, 2002, the Company has net unamortized goodwill of $382,000.


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


SEGMENT INFORMATION

     CSPR's reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico.

                             Segment information for

                        THREE MONTHS ENDED APRIL 30, 2003


                                                   Cellular
                               Communications       Airtime
                                  Systems          Services            Total
                               ------------      ------------       -----------
                                                (In thousands)
Revenues                       $      1,390      $        184       $     1,574
Loss from operations                   (616)              (13)             (629)
Interest income                           6                --                 6
Provision for income taxes               --                --                --
Net loss                               (610)              (13)             (623)


                        THREE MONTHS ENDED APRIL 30, 2002

                                                       Cellular
                                  Communications        Airtime
                                     Systems           Services            Total
                                  --------------     ------------       -----------
                                                    (In thousands)
Revenues                           $      1,358      $        411       $     1,769
Loss from operations                       (817)              (86)             (903)
Interest income                               2                --                 2
Provision for income taxes                   --                --                --
Net loss                                   (815)              (86)             (901)

                             Segment information for

                        NINE MONTHS ENDED APRIL 30, 2003

                                                         Cellular
                                  Communications          Airtime
                                      Systems            Services              Total
                                  --------------      --------------      --------------
                                                      (In thousands)

Revenues                          $        4,882      $          663      $        5,545
Loss from operations                      (1,043)                (34)             (1,077)
Interest income                               19                  --                  19
Provision for income taxes                    --                  --                  --
Net loss                                  (1,024)                (34)             (1,058)
Total assets                               4,933                 368               5,301
Capital expenditures                         (57)                 --                 (57)
Depreciation and amortization                 84                   3                  87


                        NINE MONTHS ENDED APRIL 30, 2002

                                                         Cellular
                                  Communications          Airtime
                                      Systems            Services              Total
                                  --------------      --------------      --------------
                                                      (In thousands)

Revenues                          $        6,592      $        1,540      $        8,132
Loss from operations                      (1,402)               (145)             (1,547)
Interest income                               10                  --                  10
Provision for income taxes                    --                  --                  --
Net loss                                  (1,392)               (145)             (1,537)
Total assets                               6,521                 834               7,355
Capital expenditures                         (78)                 --                 (78)
Depreciation and amortization                138                   6                 144

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also directs your attention to the risk factors affecting our business that are discussed elsewhere at the end of this Item. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

OVERVIEW

     The Company is a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although we also sell communications systems in the Caribbean and Latin America. The Company's products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company sells both to enterprises in our voice and data communications business and to individual retail customers in our cellular business.

     The Company's reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 82% of our revenues in fiscal year 2002 and 90% of the operating loss of the Company, while Cellular Service represented 18% of revenues and 10% of the operating loss. Cellular Services revenues were 12% of our total revenues for the nine months ended April 30, 2003 and we anticipate that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2002. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal year 2002, it is important that we continue to add to our product and service offering and increase our installed base of customers. In the period ended April 30, 2003, Communications Systems segment has our highest gross margins, greater than Cellular Airtime Services segment.

     While the Company's recent losses have primarily been due to our Communications Systems segment, CSPR anticipates increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. The Company will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. The Company's recent losses in the Communications System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal year 1999 and the first half of fiscal year 2000. In fiscal year 2001, CSPR restructured the business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, CSPR will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

THREE MONTHS ENDED APRIL 30, 2003 AND 2002

     The following discussion provides information about the Company's operations, as an independent company for the three months ended April 30, 2003 and as a wholly-owned subsidiary of eOn for the three months ended April 30, 2002.

NET REVENUES

     Net revenues decreased 11.1% to $1.6 million in the three months ended April 30, 2003 from $1.8 million in the three months ended April 30, 2002. The results primarily reflects increased revenue of approximately $32,000 in Communications Systems segment and a decrease of approximately $227,000 in Cellular Airtime Services segment due to a general decline in demand.

COST OF REVENUES AND GROSS PROFIT (LOSS)

     Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit (loss) decreased 110.8% to ($39,000) in the three months ended April 30, 2003 from $360,000 in the three months ended April 30, 2002. CSPR's gross margins were (0.025%) in the three months ended April 30, 2003 and 20.4% in the three months ended April 30, 2002. The decrease in gross margin was primarily due to the net effect of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company offset by the recording of an additional provision for slow moving inventory of approximately $500,000 in the third quarter of fiscal year 2003.

SELLING, GENERAL AND ADMINISTRATIVE

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. While prior to the spin-off we essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, we have not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to the public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 40% to $0.6 million in the quarter ended April 30, 2003 from $1.0 million in the quarter ended April 30, 2002. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan.

SPECIAL CHARGES

         During the three months ended April 30, 2002, the Company incurred approximately $50,000 in the restructuring plan. CSPR incurred no special cost in the three months ending April 30,2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

SEPARATION COSTS

     During the three months ended April 30, 2002, CSPR incurred approximately $178,000 in legal and accounting fees associated with the separation from eOn. The Company incurred no separation cost in the three months ending April 30, 2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

INTEREST AND OTHER INCOME AND EXPENSES

     No material amount was recorded in the three months ended April 30, 2003 or the three months ended April 30, 2002.

INCOME TAX BENEFIT (EXPENSE)

     No income tax benefit was recognized in the three months ended April 30, 2003 or the three months ended April 30, 2002 because CSPR cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

NINE MONTHS ENDED APRIL 30, 2003 AND 2002

     The following discussion provides information about the Company's operations, as an independent company for the nine months ended April 30, 2003 and as a wholly-owned subsidiary of eOn for the nine months ended April 30, 2002.

NET REVENUES

     Net revenues decreased 32.1% to $5.5 million in the nine months ended April 30, 2003 from $8.1 million in the nine months ended April 30, 2002, reflecting economical recession factors that affect many of our multinational customers and the market for voice and data communication systems in Puerto Rico. The decrease experienced by the Cellular Airtime Services segment is due to a general decline in demand.

COST OF REVENUES AND GROSS PROFIT

     Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 50% to $1.0 million in the nine months ended April 30, 2003 from $2.0 million in the nine months ended April 30, 2002. The decrease resulted basically from decreased revenues in Cellular Airtime Services segment and in the Communications Systems segment. Company's gross margins were 19.7% in the nine months ended April 30, 2003 and 24.2% in the same period last year. The decrease in gross margin was primarily due to the net effect of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company offset by the recording of an additional provision for slow moving inventory of approximately $500,000 in the third quarter of fiscal year 2003.

SELLING, GENERAL AND ADMINISTRATIVE

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. Before the spin-off from eOn, the Company essentially operated as a stand-alone entity due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions. However, CSPR has not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 26.7% to $2.2 million in the nine months ended April 30, 2003 from $3.0 million in the nine months ended April 30, 2002. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of our restructuring plan.

SPECIAL CHARGES

         During the nine months ended April 30, 2002, the Company incurred costs of approximately $50,000 to effect its restructuring plan. CSPR incurred no special costs in the nine months ending April 30,2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

SEPARATION COSTS

     Separation costs were $428,000 in the nine months ended April 30, 2002, representing legal and accounting fees associated with the Company's separation from eOn. CSPR incurred no separation costs in the nine months ended April 30, 2003 and expects to incur no additional such costs during the balance of fiscal year 2003.

INTEREST AND OTHER INCOME AND EXPENSES

     No material amount was recorded in the nine months ended April 30, 2003 or the nine months ended April 30, 2002.

INCOME TAX BENEFIT (EXPENSE)

     No income tax benefit was recognized in the nine months ended April 30, 2003 or the nine months ended April 30, 2002 because the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of eOn, the Company funded its operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, if our business begin to grow, we may need additional capital. Such capital may not be available on favorable terms or at all.

     The Company's significant revenue decrease and resulting loss from operations in fiscal year 2002 and in the nine months ended April 30, 2003, and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $87,500 for the current quarter as well as approximately $87,500 for the next quarter. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording
(DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force composed of representatives of the finance and sales departments. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If we need to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, we may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

     Net cash used in operating activities was approximately $242,000 for the nine months ended April 30, 2003 and net cash provided by operating activities was approximately $16,000 for the nine months ended April 30, 2002. Cash used by operating activities in the nine months of this fiscal year resulted primarily from the net loss from operations partially offset by a decrease in the level of accounts receivable, inventory, prepaid expenses, an increase in the provision for slow moving inventory, and a decrease in accrued expenses and a liabilities.

     Net cash provided by investing activities was approximately $3,000 for the nine months ended April 30, 2003 and net cash used in investing activities was approximately $67,000 for the same period fiscal year 2002. Cash provided by investing activities in this nine months of the current fiscal year consisted primarily of cash used for capital expenditures offset by a decrease in the investment in sales-type leases.

     Net cash used in financing activities was approximately $25,000 and $587,000 in the nine months ended April 30, 2003 and 2002, respectively. Cash used in financing activities in the nine months ended April 30, 2003 and 2002 represents repayments of part of the note payable issued for the acquisition of certain assets acquired from Ochoa Telecom in May 2001.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     You should carefully consider the risks set forth in this Form 10-Q, particularly the risk that we may not be able to continue operations as described in "Liquidity and Capital Resources" and the risk factors described below when evaluating CSPR. If any of the following risks occur, CSPR's business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

IF THE COMPANY IS NOT ABLE TO SUSTAIN OUR TRADITIONAL PRIVATE BRANCH EXCHANGE
(PBX) MARKET, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WILL BE HARMED.

     Approximately 41.7% and 37.6% of CSPR revenues for fiscal year 2002 and 2001, respectively, were from sales of PBX customer premise equipment. The Company's PBX revenues declined 56.6% from fiscal year 2000 to fiscal year 2002 due mainly to a decline in the overall PBX market and significant Year 2000 upgrade revenues. These revenues comprise approximately 56.3% of the Company Communications Systems segment revenues, as virtually all enterprise voice communications systems sold worldwide today are PBX's. The remainder of the segment revenues is service revenue.

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

IF THE COMPANY LOSES KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE THE BUSINESS.

     CSPR's future performance will be substantially dependent on the continued services of our senior management, especially our President and Chief Executive Officer, Sergio R. Moren, and other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. The Company employs our key personnel on an at-will basis. CSPR does not maintain key person insurance policies on any of the members of our executive management team.

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

- changes in a specific country's or region's political or economic conditions;

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     The majority of our cash equivalents are invested in variable rate instruments with frequent rate resets. Because these securities have short effective maturities, we believe the market risk for such holdings is insignificant. In addition, the vast majority of the Company's sales are made in U.S. dollars, and consequently, the Company believes that our foreign exchange rate risk is immaterial. The Company does not have any derivative instruments and do not engage in hedging transactions.


ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective to ensure that material information relating to CSPR is made known to such officers by others within CSPR, particularly during the period this quarterly report and prepared, in order to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal control or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  Exhibits.

         Exhibit No.                      Description
         -----------    -----------------------------------------------
            99.1        Certificate of Chief Executive officer under 18
                        U.S.C. Section 1350

            99.2 Certificate of Chief Financial Officers under 18 U.S.C. Section 1350


    (B)  Reports On Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                         Cortelco Systems Puerto Rico, Inc.





Date:   June 13, 2003              /s/ Francisco Sanchez
        --------------             --------------------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003                          /s/ Sergio Moren
                                             --------------------------
                                             Sergio Moren
                                             Chief Executive Officer

I, Francisco Sanchez, Chief Financial Officer of Cortelco Systems Puerto Rico, Inc. certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003                          /s/ Francisco Sanchez
                                             -----------------------
                                             Francisco Sanchez
                                             Chief Financial Officer