Form 10-K
period 2003-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2003-11-03
CIK 1167140

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended July 31, 2003

                                       or

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

 Parque Industrial Caguas Oeste, Road 156 Km 58.2, Valle Tolima, Caguas PR
                                   00727-0137
                    (Address of principal executive offices)

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

YES[x] NO[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES[ ] NO[x]

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $50,017 based upon the closing sale price as quoted on the OTC Bulletin Board on 09/30/03. The number of outstanding shares of the registrant's $0.01 par value common stock was 1,204,557 shares as of that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I......................................................................................................      1

   ITEM 1.      BUSINESS....................................................................................      1
   ITEM 2.      PROPERTIES..................................................................................      4
   ITEM 3.      LEGAL PROCEEDINGS ..........................................................................      4
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................      5

PART II.....................................................................................................      6

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................      6
   ITEM 6.      SELECTED FINANCIAL DATA.....................................................................      7
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......      9
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................     21

   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................     21
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........     49
   ITEM 9A.     CONTROLS AND PROCEDURES......................................................................    49

PART III....................................................................................................     50

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................     50
   ITEM 11.     EXECUTIVE COMPENSATION......................................................................     50
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................     50
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........................................     50
   ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................     50

PART IV.....................................................................................................     51

   ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.................................     51

SIGNATURES                                                                                                       52

                                     PART I

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 7. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our financial statements and the notes included thereto in Item 8.

ITEM 1. BUSINESS

INTRODUCTION

Cortelco Systems Puerto Rico, Inc. (the "Company", "CSPR") is a value-added reseller of numerous third-party brands of voice and data communications systems as well as cellular telephones and airtime. CSPR provides value through our sales distribution network and our service. The products the Company sells help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company conducts most of our business in Puerto Rico, and also sells voice and data communications systems elsewhere in the Caribbean and Latin America.

CSPR was incorporated in March 1999 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, our sole stockholder was Cortelco Puerto Rico, Inc. ("CPR"). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations ("eOn") in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to us. On July 31, 2002, the Company was spun-off from eOn as a separate entity to the stockholders of eOn.

The Company reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Cellular segment is not considered significant and the Company expects that in the near future to not report as a segment.

Through our Communications Systems segment, the Company installs, programs, and services voice and data communications systems such as customer premise PBX's, call center voice switches and applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBX's are private telephone switching systems, usually located on a customer's premises, which provide telephone services within the customer's premises, as well as access to the public switched network. Through our Cellular Airtime Services segment CSPR resells cellular telephones either separately or in conjunction with buying and reselling cellular airtime from cellular carriers, predominantly Verizon (former "Celulares Telefonica or Puerto Rico Telephone Company -PRTC"). CSPR also receives sales commissions from cellular carriers for signing up customers with the carriers, in which case the Company does not buy and resell the actual cellular airtime. No bundling of cellular telephones and cellular airtime takes place as the telephone suppliers and the airtime providers are different entities.

INDUSTRY OVERVIEW

The Company's markets are generally characterized by numerous competitors that often distribute many of the same products that CSPR distributes. Therefore, price competition is often intense for many of the products that CSPR distributes. As other value-added resellers sometimes offer the same equipment as us, the quality of customer service provided is often the differentiating factor in winning new customers.

OUR STRATEGY

The Company is continually assessing the addition of new brands of voice and data communications equipment to distribute in the markets CSPR serves. Historically, the Company derived virtually all of the revenues from sales in Puerto Rico. CSPR expects to increase sales to customers outside of Puerto Rico. The Company does not presently generate material revenues from customers located outside Puerto Rico. Additionally, CSPR will continue to assess possible acquisitions of other companies or assets to increase our product offering and our base of service customers.

ACQUISITION OF CERTAIN ASSETS OF OCHOA TELECOM

During May 2001, the Company acquired certain assets consisting of accounts receivable, inventory, computers, and the installed customer base of Ochoa Telecom, Inc., a company engaged in the sale, installation, and maintenance of integrated voice communications equipment in Puerto Rico. In connection with this acquisition, CSPR executed a promissory note in favor of Ochoa Telecom in the amount of $1,400,000. The principal balance on this note was $25,000 at July 31, 2003. Assets acquired from Ochoa Telecom collateralize the note payable. The purchase price of these assets, including acquisition costs, exceeded the fair value of the assets by $382,000, and we accounted for this as goodwill at the time of the acquisition.

PRODUCTS AND SERVICES

The Company sells, installs, and services the voice and data communications and cellular products of a number of equipment manufacturers, including Mitel, eOn, Cortelco, Avaya, Lucent, Nortel, Hitachi, Nec, Nokia, Ericsson, and Motorola among others. CSPR also resells cellular airtime purchased from cellular carriers, predominantly Verizon. CSPR does not make any of the products that it sells but assembles, integrates and programs the communication system equipment that the Company sells.

CUSTOMERS

Our customers include both enterprises in our voice and data communications systems business and individual retail customers in our cellular business. The Company does not derive a significant portion of our revenues from any single customer.

SALES AND MARKETING

The Company sells our voice and data communications systems and our cellular products both through a direct sales force and through a network of authorized dealers. Most of the voice and data communications systems CSPR sells are installed directly by us, while approximately half of the sales of our cellular phones and airtime are done through our dealer network. CSPR advertises our voice and data communications products primarily through trade shows and hosted marketing presentations.

CUSTOMER SERVICE AND SUPPORT

The Company earned approximately $3.4 million of our revenue in fiscal 2003 from the servicing of voice and data communications systems previously installed. Customers generally sign maintenance agreements which detail the services provided and the fees charged for delivering such services. The equipment's manufacturer trains our personnel in the products that the Company distributes and service through training courses offered. A key factor in assessing whether to distribute additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the markets and the technical expertise required to service the equipment.

INTELLECTUAL PROPERTY

The Company does not have any patents, trademarks, or licenses in the conduct of our business. The Company conducts most of the operations under the trade names "Cortelco" and "Cellular Outlet" which are well known by customers in Puerto Rico. Under Puerto Rican law, CSPR has a proprietary interest in these tradenames for so long as the Company continues to actively use these tradenames.

COMPETITION

The market the Company serves in the communications industry is highly competitive. Competitive factors include (1) market acceptance of the products, services and technology solutions that the Company provides, (2) pending and future legislation affecting the communications industry, (3) name recognition and market share, (4) our ability to provide integrated communication and data solutions for customers in a dynamic industry, and (5) the introduction of new technologies.

The dominant competitor in the Puerto Rico market is Puerto Rico Telephone ("PRT"), which is significantly larger than any competitor in the market. However, recently PRT has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive. PRT has traditionally been the reseller, installer, and a service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico. As PRT exits the reseller and service business for customer premise voice products, the Company will compete with other resellers in the attempt to acquire the maintenance contracts for PRT's customers. Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service. Therefore, having the lowest sales price is often the key to winning a customer initially and resellers will often compete aggressively on price in order to win customers for maintenance purposes. CSPR is one of the largest resellers in the Puerto Rico market. The Company believes that its size offers a competitive advantage in continuing to grow the Communications Systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases.

Some of our competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. Therefore, CSPR's relative size may be a competitive disadvantage but the Company has more flexibility to charge lower rates for its services because it has reduced its overhead.

There also are a number of large, integrated national companies engaged in providing commercial services in the service lines in which the Company intends to focus, some of which also manufacture and sell directly the products that the Company services and sells. Certain of our larger competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than us for acquisition opportunities. As a result, CSPR has a competitive disadvantage compared to these larger competitors but the Company is working to find an institutional line of credit to compete with this kind of market.

Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain products and services that the Company offers is manufactured or supplied by others. This presents a competitive disadvantage to us since CSPR incurs the risk of reliance upon third-party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

EMPLOYEES

As of July 31, 2003, the Company had approximately 72 employees, including 18 in sales and marketing, 38 in customer service and support, and 16 in finance and administration, including regular and contract employees.

EXECUTIVE OFFICERS

The following table sets forth information as to the persons who serve as our executive officers. The Company's board of directors may appoint additional executive officers from time to time.

Name                        Age    Title
----                        ---    -----
Sergio R. Moren             58     Director, President, and Chief Executive Officer
Francisco Sanchez           56     Chief Financial Officer, and Vice President - Finance and
                                   Administration

SERGIO R. MOREN became President, Chief Executive Officer, and a Director of the Company in April 1999. From February 1998 until April 1999, Mr. Moren was President of CPR. From January 1996 to February 1998, Mr. Moren was Vice President of Integrated Technologies, a contract manufacturer. Prior to 1996, Mr. Moren held executive positions in manufacturing, sales and marketing at ITT Industries, Inc., an engineering and manufacturing company, including President and General Manager of ITT Qume Caribe, a division of ITT Industries. Mr. Moren received a master's degree from Harvard University and a B.S. from Santa Maria University.

FRANCISCO SANCHEZ became Chief Financial Officer of the Company in July 2000 and became Vice President - Finance and Administration in April 1999. Mr. Sanchez served as a director of the Company from January 2002 to September 2002. He was Vice President - Finance and Administration of CPR from July 1998 until April 1999. From June 1987 to 1998, Mr. Sanchez was Caribbean Region Comptroller for H.B. Fuller Company. From June 1978 to May 1987, Mr. Sanchez held executive positions, Assistant Comptroller in manufacturing, sales and marketing at ITT Industries, Inc. Mr. Sanchez received a master's degree from Metropolitan University and a BBA from Puerto Rico University.

GOVERNMENTAL REGULATION

The Company is not directly regulated by any governmental agency. However, the Federal Communications Commission and Junta Reglamentadora de Telecomunicaciones de Puerto Rico have regulations which address consumer products that connect to the public telephone network. In addition, the Federal Communications Commission regulates electronic emissions of consumer products such as cellular telephones. The Company's business could be adversely affected if these agencies modify or adopt new regulations. Such regulations could impact the cost of the products CSPR sells or limit the types of products that it may sell, thus reducing our revenues.

ITEM 2. PROPERTIES

Effective in February 2003, the Company moved its operation to facilities in Caguas Puerto Rico. This movement represented a saving in rent expense of approximately $175,000 for this fiscal year 2003 and approximately $376,000 for the next fiscal year. CSPR leases one building of approximately 8,200 square feet for office and assembly process from Municipality of Caguas. The lease on this facility expires in November 2007. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in ten years. Virtually all of our employees work at this facility, other than those that work at the direct sales cellular outlets operated by us.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may be a party to legal proceedings incidental to our business. The Company does not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

In 1997, Cellu-Tel, Inc. filed a lawsuit against us in Superior Court, San Juan, Puerto Rico. The complaint alleges that the Company breached the terms of the contract by ceasing to supply services to the plaintiff. The plaintiff seeks damages of approximately $854,430. Discovery proceedings are being conducted. As a result of the information obtained during discovery, the Company filed a Third Party Complaint against City Cellular, Inc. and Edgardo Correa, who is the President of Cellu-Tel, Inc. and City Cellular, Inc. CSPR alleged in the Third Party Complaint that City Cellular is a business conduit (an "alter ego") of plaintiff Cellu-Tel, Inc. The Company has also alleged that City Cellular has continued to conduct the business of plaintiff. The Company also believes that City Cellular has received the benefits and income that plaintiff would have received, if any. Therefore, CSPR believes that City Cellular is directly responsible to Cellu-Tel. City Cellular has answered the Third Party Complaint and denied the allegations and raised several defenses. The Company intends to follow through with discovery proceedings regarding the Third Party Complaint. The Company believes that this litigation is without merit and will not have a material adverse effect on our business.

In 2001, Jorge Gonzalez-Nogueras and Luis Luhring-Arizmendi filed a lawsuit in the Court of First Instance, San Juan, Puerto Rico. The plaintiffs were terminated from employment upon diverse circumstances. Mr. Gonzalez resigned voluntarily alleging that he had problems adjusting to the operational system and corporate culture of the Company. Mr. Luhring was recruited for 90 days as a probationary employee. Before ending his probationary period, the Company decided not to offer Mr. Luhring permanent employment. The plaintiffs seek $5,074,321 for Mr. Gonzalez and $3,072,000 for Mr. Luhring, for alleged damages and loss of business. The Company filed a motion requesting an extension of time to answer the complaint and filed a motion to separate the cases that was granted by the Court. The Company has commenced with the discovery process and deposed Mr. Gonzalez. Cortelco is strongly defending this case because all allegations of conspiracy are plainly false. In the Luhring case, it is still in discovery proceedings. Interrogatories were served and the deposition is pending upon the availability of Mr. Luhring. Although CSPR cannot opine as to the outcome of this case, the Company believes that any potential liability should be limited to the discrimination claims, and only if he is able to prove that he was illegally mistreated and discriminated by the Company.

In 2001, Jorge Berrios filed a lawsuit against us in Court of First Instance, Caguas, Puerto Rico. The plaintiff, whose employment was terminated, alleges that his dismissal was unjustified and violated applicable employment laws. He claims compensation in the amount of $300,000 in damages and $32,910.16 as a statutory severance payment. The suit is being settled in two payments of $10,000 at the end of 2003.

In January 2002, Edwin Colberg filed a lawsuit in the Court of First Instance, San Juan, Puerto Rico. The plaintiff alleges that he was unjustly dismissed from employment, that the Company discriminated against him on the basis of his age, and that he suffered mental anguish as a result of his dismissal. In March 2002, Cortelco filed a lawsuit against Edwin Colberg, Godwin Aldarondo, former legal counselor of Cortelco, Envision Technologies, Inc., a competitive business created by Colberg and Aldarondo, and various former employees of Cortelco that have a repayment contracts with the Company. Cortelco claims 10 million in damage by violation of fiduciary duties, use of trade secrets, confidential information, wrongful intent of creating a competitive business, and wrongful interference with contracts. Colberg retired his suit and filed a counter suit in the Envision case. The total claim is in the amount of $7,348,000. Discovery proceedings are being conducted. The Company has conducted an investigation of the allegations and concluded from our investigation that no discrimination of any type occurred. The Company believes that our actions were justified by business reasons, and that this litigation is without merit and will not have a material adverse effect on our business.

In September 2002 the Company was included as a Third Party Defendant in a lawsuit against Ochoa Telecom, Inc. filed in the Court of First Instance, Bayamon, Puerto Rico. Plaintiffs allege Ochoa dismissed them without just cause and Cortelco is a successor employer. Plaintiffs also request damages for alleged fraud in their employment terminations. Cortelco recognized plaintiff's seniority at the workplace and the Court entered partial judgment dismissing the cause of action of plaintiffs that work with Cortelco. The Court also dismissed the damage claims of the 14 plaintiffs and only 5 remain at the case concerning their unjust dismissal. A pretrial hearing is scheduled at the end of 2003. At the moment no assessment can be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDENDS

There currently is no established public trading market for any class of our capital stock. The Company is not currently offering any shares of our capital stock publicly, nor have we publicly proposed to conduct such an offering. Shares of our common stock are reported on the OTC Bulletin Board under the symbol "CPROF."

The OTC Bulletin Board is a quotation service that displays quotes, last-sale prices and volume information regarding over-the-counter (OTC) equity securities. An OTC equity security generally is any equity security that is not listed or traded on a national securities exchange nor is authorized for quotation on The NASDAQ Stock Market.

The OTC Bulletin Board is only a quotation medium, not an issuer listing services, and should not be confused with The NASDAQ Stock Market. Market makers for OTC Bulletin Board securities generally are required only to match up willing buyers and sellers. Generally, market makers are not required to purchase securities directly from willing sellers or sell securities directly to willing buyers. For this and other reasons, the trading markets for OTC equity securities are generally significantly less liquid than the trading markets for securities listed on a national securities exchange or authorized for quotation on The NASDAQ Stock Market and, therefore, there may be a substantial delay in execution of trades. In addition, an active trading market in the Company common stock may not develop.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                HIGH                LOW
FISCAL YEAR ENDED JULY 31, 2003

First Quarter                                   $0.75              $0.25

Second Quarter                                   0.25               0.15

Third Quarter                                    0.30               0.10

Fourth Quarter                                   0.25               0.07

As of September 30, 2003, there were 211 shareholders of record of our common stock and, to the best of our knowledge, approximately 5,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

During fiscal 2003, the Company did not declare any dividends on our capital stock. The Company currently intends to retain any earnings to finance the operation and expansion of our business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER THE COMPANY'S EQUITY COMPENSATION PLAN

The following table summarizes the Company equity compensation plan as of July 31, 2003:

                            EQUITY COMPENSATION PLAN

                             Number of securities to      Weighted-average         Number of securities remaining
                             be issued upon exercise     exercise price of      available for future issuance under
                             of outstanding options,    outstanding options,    equity compensation plans (excluding
Plan category                  warrants and rights      warrants and rights     securities reflected in column (a))
-------------                  -------------------      -------------------     ------------------------------------
                                       (a)                      (b)                             (c)
Equity compensation                     -                        -                            350,000
plans approved by
security holders

Equity compensation                     -                        -                                  -
plans not approved
by security holders

    Total                               -                        -                            350,000

ITEM 6. SELECTED FINANCIAL DATA

The Company was incorporated in March 1999 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, the sole stockholder was Cortelco Puerto Rico, Inc. Prior to becoming a wholly-owned subsidiary of eOn in April 1999, Cortelco Puerto Rico, Inc. contributed substantially all of their operations and certain assets and liabilities to us.

You should read the following selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical financial statements and related notes included elsewhere in this report.

The selected statement of operations data presented below for the years ended July 31, 2002, 2001 and 2000, and for the period from commencement of operations April 8, 1999 through July 31, 1999, and the selected balance sheet data as of July 31, 2002, 2001 and 2000, are derived from our historical financial statements audited by Deloitte & Touche LLP, independent auditors. Such information for the year 2003 has been derived from the 2003 Financial Statement audited by Horwath Velez & Co. PSC, the Company's current independent auditors. The selected balance sheet data as of July 31, 1999 are derived from our historical financial statements. The selected statement of operations data of our predecessor company, Cortelco Puerto Rico, Inc., for the period from August 1, 1998 through April 7, 1999 are derived from historical financial statements of Cortelco Puerto Rico, Inc. audited by Deloitte & Touche LLP. The selected statement of operations data of Cortelco Puerto Rico, Inc. for the year ended July 31, 1998, and the selected balance sheet data as July 31, 1998, are derived from historical financial statements of Cortelco Puerto Rico, Inc.

The pro forma net income (loss) per share data gives effect to eOn's distribution to eOn's shareholders of all the Company's shares held by eOn on the basis of one share of the Company's stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

The selected financial information of our predecessor company, Cortelco Puerto Rico, Inc., included herein is not necessarily indicative of our results of operations, financial position, and cash flows as if the Company had operated as a stand-alone entity at such times nor is it indicative of our results of operations, financial position, and cash flows in the future.

                                                                                                CORTELCO PUERTO
                                                                                                   RICO, INC.
                                                        CORTELCO SYSTEMS PUERTO RICO, INC.       (PREDECESSOR)
                                              -------------------------------------------------------------------
                                                                                      PERIOD
                                                                                       FROM     PERIOD
                                                                                       APRIL     FROM
                                                                                       8 TO    AUGUST 1   YEAR
                                                                                       JULY    TO APRIL   ENDED
                                                         YEAR ENDED JULY 31,            31,       7,     JULY 31,
                                             --------------------------------------------------------------------
                                              2003       2002      2001      2000      1999      1999      1998
                                             --------------------------------------------------------------------
In thousands, except per share data:

Statement of Operations Data:
Net revenues ..............................  $  7,701  $ 10,384  $ 22,181  $ 24,262  $  7,073  $ 11,109  $ 14,278
Cost of revenues ..........................     6,686     8,152    17,450    18,701     5,213     7,974     9,633
                                             --------  --------  --------  --------  --------  --------  --------
        Gross Profit ......................     1,015     2,232     4,731     5,561     1,860     3,135     4,645
                                             --------  --------  --------  --------  --------  --------  --------
Operating Expense:
  Selling, general and
        Administrative ....................     2,789     4,108     5,329     5,012     1,550     1,871     4,131
Separation costs ...........................        -       458         -         -         -         -         -
Special charges ...........................         -       320        62         -         -         -         -
                                             --------  --------  --------  --------  --------  --------  --------
        Total operating expenses ..........     2,789     4,886     5,391     5,012     1,550     1,871     4,131
                                             --------  --------  --------  --------  --------  --------  --------
Income (loss) from operations .............    (1,774)   (2,654)     (660)      549       310     1,264       514
Interest income ...........................       (26)      (26)      (15)      (21)      (20)      (23)      (42)
Interest expense ..........................         1         5         -        67        16       367       348
Other (income)/expense ....................         -         -         -         -         -       (21)      (17)
                                             --------  --------  --------  --------  --------  --------  --------
Income (loss) from operations before income
   taxes ..................................    (1,749)   (2,633)     (645)      503       314       941       225
Income tax expense ........................         -         -         -        30        10       152         -
                                             --------  --------  --------  --------  --------  --------  --------
Net income (loss) .........................    (1,749) $ (2,633) $   (645) $    473  $    304  $    789  $    225
                                             ========  ========  ========  ========  ========  ========  ========

Basic and diluted net income (loss) per
   share ..................................  $  (1.45) $(263.30) $ (64.50) $  47.30  $  30.40
Weighted-average number of shares
   outstanding used in computing basic and
   diluted net income (loss) per share ....     1,205        10        10        10        10
Pro forma basic and diluted net income
   (loss) per share .......................         -  $  (2.19) $  (0.54) $   0.39  $   0.25
Cash dividends per common stock, basic and
   diluted ................................         -         -         -         -         -
Shares used in computing pro forma basic
   and diluted net income (loss) per unit..         -     1,205     1,205     1,205     1,205


                                                                     JULY 31,                            JULY 31,
                                               2003      2002    2001       2000       1999                1998
                                             ------------------------------------------------            --------
Balance Sheet Data:
  Cash and cash equivalents................  $     63  $    333  $    959  $    644  $     71            $    100
  Working capital..........................     1,801     3,458     3,375     4,499     2,729               1,776
  Goodwill, net............................       382       382       382         -         -                   -
  Total assets.............................     4,734     6,821    10,752    11,729     8,793               5,823
  Long-term debt...........................         -         -         -         -         -               3,400
  Total stockholders' equity (deficiency)..     2,627     4,376     4,403     5,015     2,518                (380)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although the Company also sells communications systems in the Caribbean and Latin America. Our products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company sells both to enterprises in our voice and data communications business and to individual retail customers in our cellular business.

The Company's reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 89.6% of our revenues in fiscal year 2003 and 96.9% of the operating loss of the Company, while Cellular Service represented 10.4% of revenues as compared to 18% in fiscal year 2002 and 47% in fiscal year 2001. Revenue derived from Cellular Airtime Services was exceptionally high in fiscal year 2001 because of the significant revenues that resulted from a new cellular carrier trying to gain market share in Puerto Rico in the first half of that fiscal year. The Company anticipates that these revenues will continue decreasing and will represents a smaller percentage of the total revenues than in fiscal year 2003. As Communications Systems revenues will constitute almost the total amount of its revenue in the future, it is important that the Company continues to add to our product and service offering and increase our installed base of customers. Service revenues from our Communications Systems segment have our highest gross margins, greater than the resale of third-party communications systems equipment or our Cellular Airtime Services segment.

While the Company's recent losses have primarily been due to our Communications Systems segment, CSPR anticipates increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. The Company will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. The Company's recent losses in the Communication System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal 1999 and the first half of fiscal 2000. In fiscal year 2001, CSPR restructured the business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, CSPR will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.

The Company recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. CSPR recognizes revenues upon shipment of equipment to customers for communications systems and cellular telephones shipped to dealers because, at that point, the Company has no further obligations to our dealers to either deliver additional products or perform services. Also the Company recognizes revenues upon shipment for cellular telephones sold to retail customers and recognizes cellular sales commission revenues when retail contracts are submitted to cellular carriers and recognizes revenues for resold cellular airtime when the customer uses the airtime. Revenues from Communications Systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party communications systems from various manufacturers, including eOn. CSPR recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. While prior to the spin-off the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, the Company has not previously operated as a stand-alone public company. CSPR incurred additional general and administrative due to public company reporting requirements that were previously performed by our parent. However, the Company continues searching for low cost alternatives to control the operating expenses related to public reporting.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED JULY 31, 2003, COMPARED TO FISCAL YEAR ENDED JULY 31, 2002

NET REVENUES

Net revenues decreased 25.9% to $7.7 million in fiscal 2003 from $10.4 million in fiscal 2002. The results primarily reflected decreased revenues of approximately $1.1 million from the Cellular Airtime Services segment and $1.6 revenues from the Communications Systems segment. Communications Systems segment revenues include $1.5 million and $1.0 during fiscal year 2003 and fiscal year 2002, respectively, from sales attributable to the portion of the business CSPR acquired from Ochoa Telecom, an installer of integrated communications systems, in May 2001. See "Business-Acquisition of Certain Assets of Ochoa Telecom".

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from its equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of the systems. For cellular contracts submitted to the carriers from the authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 54.5% to $1.0 million in fiscal year 2003 from $2.2 million in fiscal year 2002. Cost of revenues includes $1.2 million for inventory obsolescence charges in fiscal year 2003 and $0.4 million in fiscal year 2002 as a result the Company's gross margins decreased 13.2% in fiscal year 2003 compare to 21.5% in fiscal year 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 31.7% to $2.8 million in fiscal year 2003 from $4.1 million in fiscal year 2002. The decrease was primarily due to the movement to new less expensive facilities and decreased headcount in the Communications Systems and Cellular Airtime Services segments beginning in fiscal year 2002 and fiscal year 2001. See "Special Charges".

SEPARATION COSTS

Separation costs were $0.5 million in fiscal year 2002, representing legal and accounting fees associated with our separation from eOn. The Company incurred no separation costs in fiscal year 2003.

SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan that resulted in employee reductions in the second quarter of fiscal year 2001 and the second and third quarters of fiscal year 2002. The major component of the plan, and all of the charges, was comprised of severance payments related to reductions in our workforce of approximately 29% during fiscal year 2002. CSPR incurred no special charges in fiscal year 2003.

The following table provides detail about the special charges movement during fiscal year 2003 and the associated liabilities (in thousands):

                          July 31, 2003    Fiscal Year 2003      July 31, 2002

                            Liability        Expenditures          Liability

                             Balance      Q1   Q2   Q3   Q4         Balance
                             ----------------------------------------------
Termination benefits          $288        $34  $38  $45  $20         $151

Net workforce reductions under the plan will reduce our future employee expense. The decrease in costs as a result of the restructuring activities outlined above primarily impact wages and benefits in our selling, general and administrative expenses.

INTEREST INCOME

Interest income was nominal in both fiscal year 2003 and 2002. In addition, we had no significant interest expense in either year fiscal 2003 or fiscal year 2002 as the Company retired its credit facility in conjunction with the initial public offering of eOn in February 2000.

INCOME TAX EXPENSE

The Company recognized no income tax benefit in fiscal year 2003 or fiscal year 2002 because CSPR cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

         FISCAL YEAR ENDED JULY 31, 2002, COMPARED TO FISCAL YEAR ENDED JULY 31, 2001

NET REVENUES

Net revenues decreased 53.2% to $10.4 million in fiscal year 2002 from $22.2 million in fiscal 2001. The results primarily reflected decreased revenues of approximately $8.5 million from the Cellular Airtime Services segment and $3.3 revenues from the Communications Systems segment. Communications Systems segment revenues include $1.0 million and $0.4 during fiscal 2002 and fiscal 2001, respectively, from sales attributable to the portion of our business the Company acquired from Ochoa Telecom, an installer of integrated communications systems, in May 2001. See "Business-Acquisition of Certain Assets of Ochoa Telecom". The Cellular Airtime Services revenues decreased in the current year due mainly to a general decline in demand and significant revenues in the prior year associated with a new cellular carrier that was trying to build market share in Puerto Rico during the first half of fiscal year 2001.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of purchases from our equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 53.2% to $2.2 million in fiscal 2002 from $4.7 million in fiscal 2001. The decrease resulted primarily from decreased revenues in Cellular Airtime Services, offset partially by a greater percentage of higher margin Communications Systems revenues and higher margins on Communications Systems revenues in the current year. The Company's gross margins were 21.5% in fiscal 2002 and 21.3% in fiscal 2001. The gross margin in fiscal 2001 reflected a significantly higher mix of lower margin Cellular Airtime Services revenue. Cost of revenues includes $0.4 million for inventory obsolescence charges in fiscal year 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 22.9% to $4.1 million in fiscal 2002 from $5.3 million in fiscal 2001. The decrease was primarily due to decreased headcount in the Communications Systems and Cellular Airtime Services segments in fiscal 2002 compared to fiscal 2001. See "Special Charges". These expenses as a percentage of revenues increased to 39.6% in fiscal 2002 from 24% in fiscal 2001, as expense reductions from our restructuring plans were not proportionate to the decline in revenues.

SEPARATION COSTS

Separation costs were $0.5 million in fiscal 2002, representing legal and accounting fees associated with our separation from eOn. The Company incurred no separation costs in fiscal 2001.

SPECIAL CHARGES

To reduce costs and improve productivity, the Company adopted a restructuring plan that resulted in employee reductions in the second quarter of fiscal 2001 and the second and third quarters of fiscal year 2002. The major component of the plan, and all of the charges, was comprised of severance payments related to reductions in our workforce of approximately 29%.

The following table provides detail about the special charges recorded during fiscal year 2002 and the associated liabilities at July 31, 2002 (in thousands):

                                           Fiscal Year 2002      July 31, 2002

                                             Expenditures          Liability

                             Charges      Q1   Q2   Q3   Q4         Balance
                             ----------------------------------------------
Termination benefits           320         -    -    -  $32          $288

Net workforce reductions under the plan will reduce our future employee expense. The decrease in costs as a result of the restructuring activities outlined above primarily impact wages and benefits in our selling, general and administrative expenses.

INTEREST INCOME

Interest income was nominal in both fiscal 2002 and 2001. In addition, the Company had no interest expense in either fiscal 2002 or fiscal 2001 as its retired our credit facility in conjunction with the initial public offering of eOn in February 2000.

INCOME TAX EXPENSE

The Company recognized no income tax benefit in fiscal 2002 or fiscal 2001 because CSPR cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the initial public offering of eOn, the Company funded its operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and the Company has funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, if the business begins to grow, CSPR may need additional capital. Such capital may not be available on favorable terms and conditions.

The Company's significant revenue decreases and resulting losses from operations in fiscal years 2003 and 2002, and its lack of financing resources raise doubt about its ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for the next fiscal year. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force composed of representatives of the finance and sales departments. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

Net cash used in operating activities was approximately $144,000 for the fiscal year 2003 and net cash provided by operating activities was approximately $209,000 for fiscal year 2002. Cash used by operating activities in the fiscal year 2003 resulted primarily from the net loss from operations and a decrease in accrued liabilities partially offset by a decrease in the level of inventory, prepaid expense and a increase in the provision for obsolete inventories and depreciation.

Net cash used by investing activities was approximately $101,000 for the fiscal year 2003 and net cash used in investing activities was approximately $98,000 for the fiscal year 2002. Cash used by investing activities in the current fiscal year consisted primarily of cash used for capital expenditures offset by a decrease in the investment in sales-type leases.

Net cash used in financing activities was approximately $25,000 and $737,000 in fiscal years 2003 and 2002, respectively. Cash used in financing activities in fiscal year 2003 and fiscal year 2002 represents repayments of part of the note payable issued for the acquisition of certain assets acquired from Ochoa Telecom in May 2001.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

You should carefully consider the risks set forth in this Form 10-K, particularly the risk that we may not be able to continue operations as described in "Liquidity and Capital Resources" and the risk factors described below when evaluating CSPR. If any of the following risks occur, CSPR's business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

IF THE COMPANY IS NOT ABLE TO SUSTAIN OUR TRADITIONAL PRIVATE BRANCH EXCHANGE
(PBX) MARKET, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WILL BE HARMED.

Approximately 56.3% and 58.1% of CSPR revenues for fiscal year 2003 and 2002, respectively, were from sales of PBX customer equipment and additions. The Company's PBX revenues declined 65.2% from fiscal year 2001 to fiscal year 2003 due mainly to a decline in the overall PBX market. These revenues comprise approximately 51.3% of the Company Communications Systems segment revenues, as virtually all enterprise voice communications systems sold worldwide today are PBX's. The remainder of the segment revenues is service revenue.

The Company may not be able to sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Mitel, Nortel Networks, Avaya, Nec, Toshiba, Panasonic, and Siemens. If CSPR is not able to grow or sustain our traditional PBX revenues or properly train our personnel to sell and service the newer products developed by these companies, our business, operating results and financial condition could be harmed.

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

CSPR distributes and services products designed and manufactured by eOn, Mitel, Avaya, Nortel, Hitachi, Toshiba, Nec, Cortelco, and others. However, the Company does not have exclusive distribution agreements with these companies and have competitors in our major markets that sell the same products. Our customers often have the option of purchasing similar communications systems from other distributors in our markets. A decision by the manufacturer to sell to other dealers in our market increases competitive pressures on the Company, and may adversely affect our business.

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

THE COMPANY FACES MANY RISKS IN EXPANDING ITS INTERNATIONAL OPERATIONS INTO THE CARIBBEAN.

Sales outside of Puerto Rico accounted for approximately less than 1% of our total revenues during fiscal year 2003. The Company expects to increase sales to customers outside Puerto Rico and establish additional distribution channels in the Caribbean. However, foreign markets for our products may develop more slowly than currently anticipated. CSPR may not be able to successfully establish international distribution channels, or may not be able to hire the additional personnel necessary to support such distribution channels.

CSPR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH THE RELIANCE ON INTERNATIONAL SALES AND OPERATIONS.

As stated above, sales outside of Puerto Rico accounted for approximately less than 1% of our total revenues during fiscal year 2003. Because of the operations and relationships in other parts of the Caribbean, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

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

CSPR IS CURRENTLY INVOLVED IN LITIGATION, WHICH, IF RESOLVED UNFAVORABLY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

CSPR is currently subject to one lawsuit regarding an alleged breach of contract, three lawsuits regarding employment issues, and a fifth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $16 million. Regarding the fifth lawsuit, the Company recognized plaintiff's seniority at the workplace and the court entered partial judgement dismissing the cause of action at plaintiffs that work with CSPR. The Company has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

Our officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 490,000 shares, which in the aggregate represents approximately 41% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company implemented SFAS No. 143 on August 1, 2002. Adoption of SFAS No. 143 did not have a significant effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for
(a)
recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company implemented SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company implemented SFAS No. 145 on August 1, 2002. Adoption of SFAS No. 145 did not have a significant effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143 or SFAS No. 144. The Company implemented SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a significant effect on the financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not implemented SFAS No. 123 because it still follows Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, which is an acceptable alternative. Accordingly, SFAS No. 148 is not applicable until the Company implements SFAS No. 123.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This SFAS amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company implemented SFAS No. 149 during the fourth quarter of fiscal year 2003. Adoption of SFAS NO. 149 did not have a significant effect on the Company's financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This SFAS established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instruments that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS are consistent with the current definition of liabilities in FASB Concepts Statement No. 6. Elements of Financial Statement. The remaining provision of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company implemented SFAS No. 150 during the fourth quarter of fiscal year 2003. Adoption of SFAS No. 150 did not have a significant effect on the Company's financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken and issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

In November 2002, the EITF released Issue Abstract No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangements meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provision of this consensus are applicable for revenue arrangements entered into after June 30, 2003. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended July 31, 2003 and 2002 is summarized as follows:

                                                         FIRST        SECOND         THIRD        FOURTH
2003                                                    QUARTER       QUARTER       QUARTER       QUARTER
(In Thousands, Except Per Share Data)
Net revenues                                           $   2,237     $   1,734     $   1,574     $   2,156
Gross profit                                                 607           523           (39)          (76)
Net loss                                                    (205)         (231)         (623)         (690)
Net loss per common share -
basic and diluted                                      $   (0.17)    $   (0.19)    $   (0.52)    $   (0.57)

                                                         FIRST        SECOND         THIRD        FOURTH
2002                                                    QUARTER       QUARTER       QUARTER       QUARTER
(In Thousands, Except Per Share Data)
Net revenues                                           $   3,880     $   2,484     $   1,769     $   2,251
Gross profit                                               1,030           570           359           273
Net loss                                                     (66)         (570)         (901)       (1,096)
Net loss per common share -
basic and diluted                                          (6.60)       (57.00)       (90.10)      (109.60)
Pro forma net loss per common share - basic
  and diluted                                          $   (0.05)    $   (0.47)    $   (0.75)    $   (0.91)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The vast majority of the Company's sales are made in U.S. dollars, and consequently, we believe that our foreign exchange rate risk is immaterial. CSPR does not have any derivative instruments and does not engage in hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements of Cortelco Systems Puerto Rico, Inc.:
Independent Auditors' Report - Horwath Velez & Co. PSC ............................      22
Independent Auditors' Report - Deloitte & Touche LLP ..............................      23
Balance Sheets as of July 31, 2003 and 2002 .......................................      24
Statements of Operations for the Years Ended July 31, 2003, 2002 and 2001 .........      25
Statements of Changes in Stockholder's Equity for the Years Ended July 31, 2003,
   2002 and 2001 ..................................................................      26
Statements of Cash Flows for the Years Ended July 31, 2003, 2002 and 2001 .........      27
Notes to the Financial Statements..................................................      29
Financial Statement Schedule II-Valuation and Qualifying Accounts..................      48

All other schedules have been omitted since the required information is not presented or not present in amount sufficient to required submission of the schedules, or because the information required is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Cortelco Systems Puerto Rico, Inc.

We have audited the accompanying balance sheet of CORTELCO SYSTEMS PUERTO RICO, INC. as of July 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index as Schedule II for the year ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of CORTELCO SYSTEMS PUERTO RICO, INC. as of July 31, 2002 and for the years ended July 31, 2002 and 2001, and the financial statement schedule listed in the Index as Schedule II for each of the two years in the period ended July 31, 2002 were audited by other auditors whose report dated August 26, 2002, expressed an unqualified opinion on those statements and included a going concern emphasis paragraph.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 31, 2002, Cortelco Systems Puerto Rico, Inc. was spun-off from eOn Communications Corporation and became an independent entity headquartered in Puerto Rico.

The accompanying financial statements have been prepared assuming that Cortelco Systems Puerto Rico, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cortelco Systems Puerto Rico, Inc.'s has suffered recurring losses from operations as a result of significant market loss that combined with a lack of financial resources raise doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HORWATH VELEZ & CO, PSC

October 15, 2003

Puerto Rico Society of Certified Public Accountants
Stamp number 1927342 was

affixed to the original of this report.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Cortelco Systems Puerto Rico, Inc.:


We have audited the accompanying balance sheet of Cortelco Systems Puerto Rico, Inc. as of July 31, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2002. Our audits also included the financial statement schedule of valuation and qualifying accounts for each of the two years in the period ended July 31, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 31, 2002, Cortelco Systems Puerto Rico, Inc. was spun-off from eOn Communications Corporation and became an independent entity headquartered in San Juan, Puerto Rico.

The accompanying financial statements as of July 31, 2002 and for each of the two years in the period then ended have been prepared assuming that Cortelco Systems Puerto Rico, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cortelco Systems Puerto Rico, Inc.'s significant revenue decrease in 2002 and resulting loss from operations and its lack of financing resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
San Juan, Puerto Rico
August 26, 2002


Stamp No. 1924533
affixed to original.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                     BALANCE SHEETS - JULY 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                         2003           2002
                                                                      ----------     ----------
                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $       63     $      333
     Trade accounts receivable, net                                        2,145          2,016
     Due from affiliated entities                                            313            187
     Current portion of investment in sales-type leases                       26             82
     Inventories                                                           1,247          2,989
     Prepaid expenses                                                        114            296
                                                                      ----------     ----------

               Total current assets                                        3,908          5,903

INVESTMENT IN SALES-TYPE LEASES                                                -             47

PROPERTY AND EQUIPMENT, net                                                  444            489

GOODWILL                                                                     382            382
                                                                      ----------     ----------

                                                                      $    4,734     $    6,821
                                                                      ==========     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                           $    1,265     $    1,262
     Due to affiliated entities                                              152            147
     Other accrued liabilities                                               394            671
     Deferred revenue                                                        271            315
     Note payable                                                             25             50
                                                                      ----------     ----------

               Total current liabilities                                   2,107          2,445
                                                                      ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.01 per share; authorized
      10,000,000 shares, no shares issued                                      -              -
     Common stock, par value $.01 per share;
      5,000,000 shares authorized, 1,204,557
      shares issued and outstanding in 2003 and 2002                          12             12
     Capital in excess of par value, net of capital
      contribution note receivable from related party of $304              6,865          6,865
     Accumulated deficit                                                  (4,250)        (2,501)
                                                                      ----------     ----------

               Total stockholders' equity                                  2,627          4,376
                                                                      ----------     ----------

                                                                      $    4,734     $    6,821
                                                                      ==========     ==========

                       See notes to financial statements.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          2003           2002           2001
                                                       ----------     ----------     ----------
NET REVENUES:
     Products                                          $    4,290     $    7,017     $   19,337
     Services                                               3,411          3,367          2,844
                                                       ----------     ----------     ----------

               Total net revenues                           7,701         10,384         22,181
                                                       ----------     ----------     ----------

COST OF REVENUES:
     Products                                               3,699          6,038         15,921
     Services                                               1,787          1,708          1,351
     Inventory write-down adjustments                       1,200            406            178
                                                       ----------     ----------     ----------

               Total cost of revenues                       6,686          8,152         17,450
                                                       ----------     ----------     ----------

Gross profit                                                1,015          2,232          4,731
                                                       ----------     ----------     ----------

OPERATING EXPENSES:
     Selling, general and administrative                    2,789          4,108          5,329
     Special charges                                            -            320             62
     Separation costs                                           -            458              -
                                                       ----------     ----------     ----------

               Total operating expenses                     2,789          4,886          5,391
                                                       ----------     ----------     ----------

Loss from operations                                       (1,774)        (2,654)          (660)

Interest income, net                                          (25)           (21)           (15)
                                                       ----------     ----------     ----------

Loss before provision for income taxes                     (1,749)        (2,633)          (645)

Provision for income taxes                                      -              -              -
                                                       ----------     ----------     ----------

Net loss                                               $   (1,749)    $   (2,633)    $     (645)
                                                       ==========     ==========     ==========

Basic and diluted net loss per share                   $    (1.45)    $  (263.30)    $   (64.50)
                                                       ==========     ==========     ==========

Weighted-average number of shares outstanding               1,205             10             10
                                                       ==========     ==========     ==========

Pro forma basic and diluted net loss per share         $        -     $    (2.19)    $    (0.54)
                                                       ==========     ==========     ==========

Pro forma weighted-average number of shares
  outstanding                                                   -          1,205          1,205
                                                       ==========     ==========     ==========

                       See notes to financial statements.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                             (DOLLARS IN THOUSANDS)

                                                                            CAPITAL
                                                                          CONTRIBUTION
                                                                              NOTE
                                                            CAPITAL IN     RECEIVABLE     RETAINED
                                               COMMON       EXCESS OF     FROM RELATED    EARNINGS
                                               STOCK        PAR VALUE        PARTY        (DEFICIT)        TOTAL
                                             ----------     ----------    ------------    ----------     ----------
Balance, August 1, 2000                      $    1,000     $    3,238    $         -     $      777     $    5,015

Capital contribution by parent                        -             33              -              -             33

Net loss                                              -              -              -           (645)          (645)
                                             ----------     ----------     ----------     ----------     ----------

Balance, July 31, 2001                            1,000          3,271              -            132          4,403

Capital contribution by parent,
 net of note receivable                               -          2,910           (304)             -          2,606

Reclassification due to change in the
 par value and additional shares of
 common stock issued                               (988)           988              -              -              -

Net loss                                              -              -              -         (2,633)        (2,633)
                                             ----------     ----------     ----------     ----------     ----------

Balance, July 31, 2002                               12          7,169           (304)        (2,501)         4,376

Net loss                                              -              -              -         (1,749)        (1,749)
                                             ----------     ----------     ----------     ----------     ----------

Balance, July 31, 2003                       $       12     $    7,169     $     (304)    $   (4,250)    $    2,627
                                             ==========     ==========     ==========     ==========     ==========

                       See notes to financial statements.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                             (DOLLARS IN THOUSANDS)

                                                                                   2003           2002           2001
                                                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $   (1,749)    $   (2,633)    $     (645)
                                                                                ----------     ----------     ----------
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                 142            193            146
         Provision for doubtful accounts                                                 8             72             87
         Inventory write-downs                                                       1,200            406            178
         Loss on disposition of equipment                                                5              8              -
         Changes in operating assets and liabilities:
            Decrease (increase) in:
               Trade accounts receivable                                               (60)         2,056          2,422
               Due from affiliated entities                                           (101)            75           (188)
               Inventories                                                             542            408            559
               Prepaid expenses                                                        182             84            (97)
               Other assets                                                              -             25              -
            Increase (decrease) in:
               Trade accounts payable                                                    3           (619)        (1,830)
               Due to affiliated entities                                                5            189            645
               Other accrued liabilities                                              (277)            36           (110)
               Deferred revenue                                                        (44)           (91)            69
               Income tax payable                                                        -              -            (40)
                                                                                ----------     ----------     ----------

     Total adjustments                                                               1,605          2,842          1,841
                                                                                ----------     ----------     ----------

     Net cash provided by (used in) operating activities                              (144)           209          1,196
                                                                                ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (127)          (143)          (154)
     Net decrease (increase) in investment in
       sales-type leases                                                                26             45            (84)
     Payments for the acquisition of distribution rights                                 -              -            (30)
                                                                                ----------     ----------     ----------

     Net cash used in investing activities                                            (101)           (98)          (268)
                                                                                ----------     ----------     ----------

Continued.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                             (DOLLARS IN THOUSANDS)

                                                               2003           2002          2001
                                                            ----------     ----------    ----------
CASH FLOWS USED IN FINANCING ACTIVITIES;
     Payments on promissory note                                   (25)          (737)         (613)
                                                            ----------     ----------    ----------

Net change in cash and cash equivalents                           (270)          (626)          315

CASH AND CASH EQUIVALENTS, beginning of year                       333            959           644
                                                            ----------     ----------    ----------

CASH AND CASH EQUIVALENTS, end of year                      $       63     $      333    $      959
                                                            ==========     ==========    ==========

                       See notes to financial statements.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Cortelco Systems Puerto Rico, Inc. ("the Company"), a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002. Effective July 31, 2002, the Company was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of the Company common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, the Company became an independent entity originally headquartered in San Juan, Puerto Rico that subsequently moved to Caguas, Puerto Rico. The Company's operations include the sale of integrated communications and data equipment and of cellular telephones and cellular airtime in Puerto Rico.

         The significant accounting policies followed by the Company in the preparation of the accompanying financial statements and the methods of applying these policies are summarized below:

         USE OF ESTIMATES:

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

         CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents include cash in banks and other highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are deposited in high-credit qualified financial institutions.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts of cash and cash equivalents are a reasonable estimate of their fair value.

         The carrying amounts of accounts receivable, accounts and notes payable, accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities.

         It is impracticable to determine the fair value of the amounts due by and to affiliated entities because they are unsecured, bear no interest, and have no definite due date.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

         The carrying amount of the investments in sales-type leases approximates fair value due to the relative short-term nature of the remaining balance.

         COMMUNICATION SYSTEMS AND PARTS:

         Revenues from communication systems and parts include the sales of integrated communications equipment and all the related installation and implementation services. Revenues are earned and recognized when the installation services are complete and the customer accepts and takes title to the equipment. The Company recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. The Company recognizes revenue upon shipment for communications systems and cellular telephones shipped to dealers because, at that point, there is no further obligation to the dealers to either deliver additional products or perform services. The Company also recognizes revenues upon shipment for cellular telephones sold to retail customers. Service revenues for maintenance contracts are recognized over the life of the service contracts on a straight-line basis.

         CELLULAR LINE ACTIVITIES:

         Revenues from cellular line activities are comprised principally of sales commissions on cellular line contracts and line access services placed with various carriers, principally the Puerto Rico Telephone Corporation ("PRTC"). These commissions are recognized into revenue when retail contracts are submitted to carriers as the Company has no further obligation to the carrier. For those contracts submitted to the carriers from authorized dealers, the full amount of the commission revenues are recognized and any commissions paid to the dealer are included as a component of cost of revenues. Revenues for the resale of cellular telephones are recognized upon shipment and revenues from the resale of cellular airtime are recognized upon actual use by the customer. In instances where the telephone is sold in conjunction with the resale of cellular airtime, the amounts recognized as revenue for the telephone and airtime, respectively, are based on the relative fair value of each element underlying the arrangement.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

         LEASE AND MAINTENANCE CONTRACTS:

         Lease contracts portfolio consists of sales-type lease contracts of integrated voice-data communication systems with terms of 12 to 48 months, including maintenance contracts. Currently, the Company is running off its established lease portfolio balances and referring customers to commercial financial institutions for this service. Interest income and maintenance contract revenues are recognized over the remaining life of the leases, based on the interest method and straight-line method, respectively.

         PRODUCT WARRANTY:

         The Company gives a one year warranty to certain products and services sold. The Company recognizes an accrued warranty liability when it sells a product or service. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer, that normally warrants the product. The Company only incurs in cost of labor of technicians and freight.

         The Company recognizes a warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         INVENTORIES:

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is recorded at net realizable value. Because of uncertainties inherent in the estimation process and the future availability of additional information, management's estimate of the obsolescence in the existing inventory may change in the near term.

         PROPERTY AND EQUIPMENT:

         Property and equipment is recorded at cost. Depreciation and amortization is provided using the straight-line method over the shorter of the asset's estimated useful life or lease term as follows:

                                                             ESTIMATED USEFUL LIFE (YEARS)
                                                             -----------------------------
         Office and production equipment                                 3-5

         Furniture and fixtures                                           10

         Internal use software                                           3-5

         Leasehold improvements                           5 or lesser of lease life or asset
                                                                   category life

         When assets are sold, retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Significant improvements to leased property are capitalized and amortized over the term of the lease. Maintenance and repairs are expensed.

         IMPAIRMENT OF LONG-LIVE ASSETS:

         The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset. Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No indications of impairment are evident as a result of such review.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         ACCOUNTING FOR INCOME TAXES:

         Deferred income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         INCOME (LOSS) PER COMMON SHARE:

         The Company reports its earnings per share ("EPS") using Financial Accounting Standards Board ("FASB") Statement No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         GOODWILL:

         Goodwill represents the excess of cost paid for certain net assets over the book value of the assets acquired. Goodwill is not amortized but is tested for impairment at least annually.

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company implemented SFAS No. 143 on August 1, 2002. Adoption of SFAS No. 143 did not have a significant effect on the Company's results of operations or financial position.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

         In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company implemented SFAS No. 144 on August 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF SFAS NO. 4, 44 AND 64, AMENDMENT OF SFAS NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT - AN AMENDMENT OF APB OPINION NO. 30, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The Company implemented SFAS No. 145 on August 1, 2002. Adoption of SFAS No. 145 did not have a significant effect on the Company's financial condition or results of operations.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIST OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 applies to costs associated with an exit activity but does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, SFAS No. 146 does not apply to costs associated with a retirement of long-lived assets covered by SFAS No. 143 or SFAS No. 144. The Company implemented SFAS No. 146 for exist or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a significant effect on the Company's financial condition or results of operations.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

         In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This Statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not implemented SFAS No. 123 because it still follows Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which is an acceptable alternative. Accordingly, SFAS No. 148 is not applicable until the Company implements SFAS No. 123.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF SFAS NO. 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This SFAS amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company implemented SFAS No. 149 during the fourth quarter of fiscal year 2003. Adoption of SFAS No. 149 did not have a significant effect on the Company's financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITY AND EQUITY. This SFAS established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or and asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS are consistent with the current definition of liabilities in FASB Concepts Statement No. 6. ELEMENTS OF FINANCIAL STATEMENTS. The remaining provision of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. The Company implemented SFAS No. 150 during the fourth quarter of fiscal year 2003. Adoption of SFAS No. 150 did not have a significant effect on the Company's financial position and results of operations.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

         In November 2002, the FASB issued FASB Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken an issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

         In November 2002, the EITF released Issue Abstract No. 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangements meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provision of this consensus are applicable for revenue arrangements entered into after June 30, 2003. Te adoption of this accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED):

         ADVERTISING:

         Advertising is charge to expense as incurred.

         RECLASSIFICATIONS:

         Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

2.       GOING CONCERN AND MANAGEMENT PLANS:

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's significant revenue decreases and resulting losses from operations in fiscal years 2003 and 2002, and its lack of financing resources raise doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003. To increase sales, the Company jointly with OEM suppliers is developing a plan to offer new telecommunication technologies. Also, the Company is working to increase its revenue from maintenance service contracts. To improve cash flows, the Company is seeking alternatives to sell slow moving inventory in the secondary market. The Company's goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

3.       TRADE ACCOUNTS RECEIVABLE:

         Trade accounts receivable at July 31, consist of:

                                                               2003           2002
                                                            ----------     ----------
         Communication systems and parts                    $    2,226     $    2,061
         Cellular lines activities:
            Billed services                                        416            550
            Unbilled services                                       35            232
         Cellular line activation commissions                        7             37
                                                            ----------     ----------

                                                                 2,684          2,880

         Less allowance for doubtful accounts                     (539)          (864)
                                                            ----------     ----------

         Total                                              $    2,145     $    2,016
                                                            ==========     ==========

         Customers' deposits on contracts for communications systems and parts, included in the accompanying financial statements in other accrued liabilities, amounted to approximately $46,000 and $30,000 at July 31, 2003 and 2002, respectively.

4.       INVESTMENT IN SALES-TYPE LEASES:

         Net investment in sales-type lease contracts at July 31, consists of:

                                                                                  2003           2002
                                                                               ----------     ----------
         Future minimum lease contract receivable                              $       28     $      209

         Less unearned interest income and allowance                                    2             80
                                                                               ----------     ----------
         Net investment in sales-type leases                                           26            129
         Less current portion, adjusted for unearned interest income
           and allowance                                                               26             82
                                                                               ----------     ----------
           Noncurrent portion                                                  $        -     $       47
                                                                               ==========     ==========

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

5.       INVENTORIES:

         Inventories at July 31, consist of:

                                                                                  2003           2002
                                                                               ----------     ----------
         Purchased components, net of slow moving inventory
         write-downs of approximately $558,000 and $467,000 for
         2003 and 2002, respectively                                           $      710     $    1,487

         Component and materials related to installations in process                   85             36

         Parts and materials for sale, net of slow moving inventory write-downs of approximately $861,000 and $460,000 for
         2003 and 2002, respectively                                                  452          1,466
                                                                               ----------     ----------

                                                                               $    1,247     $    2,989
                                                                               ==========     ==========

6.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment at July 31, consist of:

                                                                                  2003           2002
                                                                               ----------     ----------
         Furniture and fixtures                                                $      417     $      536
         Leasehold improvements                                                        85             77
         Computer equipment and software                                              297            650
                                                                               ----------     ----------

                                                                                      799          1,263

         Less accumulated depreciation and amortization                              (355)          (924)
                                                                               ----------     ----------

                                                                                      444            339

         Construction in progress                                                       -            150
                                                                               ----------     ----------

                                                                               $      444     $      489
                                                                               ==========     ==========

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

7.       RELATED PARTY TRANSACTIONS:

         During the years ended July 31, 2003, 2002 and 2001, the Company purchased approximately $102,000, $679,000 and $1,515,000, respectively, in merchandise from Cortelco. Inc. ("CT"), a related party.

         In fiscal year 2002, net advances due to eOn amounting to approximately $2,200,000 (see Note 13 as to other 2002 noncash capital contributions of $710,000) were forgiven by eOn and recorded by the Company as a capital contribution from parent.

         The Company leased its building from Cortelco Puerto Rico, Inc. under an operating lease agreement that expired on February 28, 2003. Rent expense related to this agreement for the years ended July 31, 2003, 2002 and 2001, amounted to $177,000, $373,000 and $304,000, respectively.

         The balances due from and due to related parties as of July 31, 2003 are non-interest bearing, unsecured, and have no definite due date. However, the collectibility of a $275,000 receivable is dependent on the sale of a property owned by debtor.

8.       ADVERTISING EXPENSE:

         Advertising expense for the years ended July 31, 2003, 2002 and 2001, amounted to $38,000, $93,000 and $350,000, respectively.

9.       INCOME TAXES:

         On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company's process of assembling communication equipment will enjoy preferential tax rates, as follows:

                     TAX                              BENEFIT
                   ---------                       -------------
                   Income                          7% flat tax

                   Property                        90% exemption

                   Municipal                       60% exemption

         Under the decree, the Company will be required to comply with certain levels of employment. The tax decree did not result in any income tax benefit for the year ended July 31, 2003.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

9.       INCOME TAXES (CONTINUED):

         Thy Company has available income tax carryforward losses to offset future taxable income (excluding income covered by the tax exemption grant) that expire as follows:

                         YEAR                                  AMOUNT
                         ----                                ----------
                         2008                                $      107
                         2009                                     2,384
                         2010                                     1,810
                                                             ----------

                                                             $    4,301
                                                             ==========

         Reconciliation between the income tax expense recognized in the Company's statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes is as follows:

                                                              2003           2002           2001
                                                           ----------     ----------     ----------
         Income tax expense (benefit) at Puerto Rico
          statutory rate (39%)                             $     (682)    $   (1,027)    $     (251)
         Excess of write-off of bad debts over
          allowance for doubtful accounts                        (127)            25              -
         Excess of allowance for obsolete and slow-
           moving inventory over write-off of inventory           192             48              -
         Non-deductible (deductible) accrued expenses             (92)            22              -
         Other, net                                                 3              2             (2)
         Contingent reserves                                      706            930            253
                                                           ----------     ----------     ----------

           Total income tax expense                        $        -     $        -     $        -
                                                           ==========     ==========     ==========

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

9.       INCOME TAXES (CONTINUED):

         The components of the net deferred tax asset at July 31, are as follows:

                                                         2003           2002
                                                      ----------     ----------
         Deferred tax assets resulting from:
         Inventory allowance                          $      554     $      361
         Other accrued liabilities                           198            290
         Allowance for doubtful accounts                     210            337
         Net operating loss carryforwards                  1,677            930
                                                      ----------     ----------

                                                           2,639          1,918

         Less valuation allowance                         (2,639)        (1,918)
                                                      ----------     ----------

                                                      $        -     $        -
                                                      ==========     ==========

         The Company cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

10.      COMMITMENTS AND CONTINGENCIES:

         CLAIMS:

         The Company is currently subject to one claim regarding an alleged breach of contract, and four claims (or counterclaim) regarding employment issues. In the breach of contract case, the plaintiff alleges that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $855,000. In the employment cases, each of the plaintiffs are former employees of the Company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment cases allege damages of approximately $16 million. One of the employment cases relates to a counterclaim established by a former employee, when the Company sued him and other parties for violations of fiduciary duties, as a result of the alleged use of trade secrets and confidential information to establish a competitive business. The Company has analyzed each claim (or counterclaim) with legal advisors, and, although most of the cases are still in the discovery stage and, accordingly, their outcome is impracticable to determine, the Company does not believe that any of these cases will result in a significant unfavorable outcome that would have a material adverse effect upon the Company's business.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

10.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         LEASES:

         The Company leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expires on November 30, 2007. Rent expense related to this agreement for the year ended July 31, 2003 amounted to $21,000. The Company also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement for the year ended July 31, 2003 amounted to $13,000.

         Future minimum lease payments under these agreements for the next five years are as follows:

                               YEAR ENDING
                                JULY 31,        AMOUNT
                                --------        ------
                                 2004           $  70
                                 2005              58
                                 2006              64
                                 2007              70
                                 2008              26
                                                -----
                                                $ 288
                                                =====

         During the years ended July 31, 2003, 2002 and 2001, rent expense related to other operating leases amounted to approximately $53,000, $115,000 and $114,000, respectively. These leases expired mostly in 2003.

11.      EMPLOYEE BENEFITS:

         The Company provides its employees a savings plan (the plan). Under the terms of the plan, employees may contribute from 1% to 10% of compensation and an additional voluntary amount. However, effective January 2003, the Company no longer contributes to the plan. Previously the Company matched 50% of employee's contributions up to 6% of the employee's compensation, as defined, with a maximum limitation of $2,000 for any one employee.

         Contributions to the savings plan during the years ended July 31, 2003, 2002 and 2001, amounted to approximately $23,000, $44,000 and $59,000, respectively.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

12.      CREDIT RISK CONCENTRATION:

         The Company's business activities primarily are with customers located in Puerto Rico and its trade accounts receivable reflects a broad customer base in the local market. The Company routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk is limited.

13.      SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest during the years ended July 31, 2003, 2002 and 2001, amounted to approximately $600, $5,000, and $300, respectively. No income tax payments were made during the years ended July 31, 2003, 2002 and 2001.

         In fiscal year 2002 eOn assigned a note receivable from a related party amounting to approximately $304,000, which was recorded as a capital contribution from parent. In addition, eOn forgave the Company's net accounts payable to related parties amounting to approximately $406,000, which too was recorded as a capital contribution from parent. This total capital contribution of $710,000 and the net advances due to parent of $2,200,000, which was forgiven by eOn at the time of the spin-off (see Note 1) have been recorded as a capital contribution of $2,910,000 in the accompanying statement of changes in stockholders' equity for the year ended July 31, 2002. These noncash transactions are not included in the accompanying statement of cash flows for the year ended July 31, 2002.

14.      SEGMENT INFORMATION:

         The Company's reportable segments are Communications Systems and Cellular Airtime Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Airtime Service segment resells cellular airtime and cellular telephones in Puerto Rico. For the fiscal year ended July 31, 2003, the cellular airtime service is no longer and will no longer be a significant segment, however, segment information continues to be presented for the purpose of consistency with prior years.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

14.      SEGMENT INFORMATION (CONTINUED):

         The accounting policies of the segments are those described in the summary of significant accounting policies. The following is the key financial data of the segments:

                                              COMMUNICATIONS     CELLULAR       AIRTIME
                                                 SYSTEMS         SERVICES        TOTAL
                                              --------------     --------       -------
         2003

         Revenues                               $    6,900       $   801       $  7,701
         Loss from operations                       (1,719)          (55)        (1,774)
         Interest income, net                          (25)            -            (25)
         Provision for income taxes                      -             -              -
         Net loss                                   (1,694)          (55)        (1,749)
         Goodwill                                      382             -            382
         Total assets                                4,592           142          4,734
         Capital expenditures                         (127)            -           (127)
         Depreciation and amortization                 142             -            142

         2002

         Revenues                               $    8,512       $ 1,872       $ 10,384
         Loss from operations                       (2,379)         (275)        (2,654)
         Interest income, net                          (21)            -            (21)
         Provision for income taxes                      -             -              -
         Net loss                                   (2,358)         (275)        (2,633)
         Goodwill                                      382             -            382
         Total assets                                6,371           450          6,821
         Capital expenditures                          143             -            143
         Depreciation and amortization                 158            35            193

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

14.      SEGMENT INFORMATION (CONTINUED):


                                              COMMUNICATIONS   CELLULAR    AIRTIME
                                                 SYSTEMS       SERVICES     TOTAL
                                              --------------   --------   ---------
         2001

         Revenues                               $  11,788      $ 10,393   $ 22,181
         Loss from operations                        (693)           33       (660)
         Interest income, net                         (15)            -        (15)
         Provision for income taxes                     -             -          -
         Net loss                                    (678)           33       (645)
         Goodwill                                     382             -        382
         Total assets                               9,274         1,478     10,752
         Capital expenditures                          82            72        154
         Depreciation and amortization                111            35        146

                  Financial information relating to the Company's revenues by geographic area is as follows:

                                             2003       2002       2001
                                           --------   --------   ---------
         Puerto Rico                       $  7,661   $  9,579   $  20,730
         Caribbean and Latin America             40        805       1,451
                                           --------   --------   ---------
                                           $  7,701   $ 10,384   $  22,181
                                           ========   ========   =========

15.      SPECIAL CHARGES:

         To reduce costs and improve productivity, the Company adopted a restructuring plan in fiscal year 2001, which was effectively amended in fiscal year 2002. The major component of the plan and all of the charges are comprised of estimated severance payments related to reductions in the Company's workforce by approximately 29%.

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                        (DOLLARS IN TABLES IN THOUSANDS)

15.      SPECIAL CHARGES (CONTINUED):

         The following table provides details about the special charges related to termination benefits recorded during fiscal years 2003 and 2002 and the associated liabilities at July 31, 2003 and 2002:

                                          2003    2002
                                         ------  ------
         Liability balance, beginning    $ 288   $   -
         Charges                             -     320
         Payments                         (137)    (32)
         Other adjustments                   -       -
                                         -----   -----
         Liability balance, ending       $ 151   $ 288
                                         =====   =====

16.      PREFERRED AND COMMON STOCK:

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

         On July 31, 2002, the Company issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The pro forma net income
         (loss) per share data gives effect to eOn's distribution to eOn's shareholders of all the Company's shares held by eOn on the basis of one share of the Company's stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.

         The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2003, there were no outstanding shares of preferred stock.

         On June 9, 2003, the Board of Directors approved the addition of 250,000 common stock shares to be reserved for an equity incentive plan that will be established during the ensuing fiscal year.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ($ IN THOUSANDS)

Column A                              Column B               Column C            Column D      Column E
----------------------------------------------------------------------------------------------------------
                                                            Additions
                                                    -------------------------
                                     Balance at     Charged to     Charged to
                                    Beginning of     Costs and       Other                     Balance at
                                      Period         Expenses       Accounts    Deductions   End of Period
                                    ------------    -----------    ----------   ----------   -------------
2001:

Allowance for doubtful accounts
   and sales allowance                 $ 703           $  87           --          $  (9)       $  799

Warranty reserve                         264             492           --            349           407

2002:

Allowance for doubtful accounts
   and sales allowance                   799              72           --              7           864

Warranty reserve                         407             426           --            518           315

2003:

Allowance for doubtful accounts
   and sales allowance                   864               8           --            333           539

Warranty reserve                         315             454           --            498           271

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 30, 2003, upon the recommendation of the Audit Committee of the Board of Directors of Cortelco Systems Puerto Rico, Inc. (the "Company"), the Board of Directors decided to no longer engage Deloitte & Touche LLP ("Deloitte") as the Company's independent auditor, and engaged Horwath Velez & Co.PSC ("Horwath") to serve as the Company's independent auditor for the fiscal year ending July 31, 2003.

Deloitte's reports on the Company's financial statements for each of the fiscal years ended July 31, 2001 and 2002, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles, but included uncertainty paragraphs as to the Company's ability to continue as a going concern. In addition, Deloitte's report on the Company's financial statements for the year ended July 31, 2002 also included an explanatory paragraph as to the spin-off of the Company from eOn effective July 31, 2002. The Company's financial statements for 2001 and 2002 were included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

During the Company's fiscal years ended July 31, 2002 and 2001, and the subsequent interim period through June 30, 2003, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the Company's financial statements for such fiscal years.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company's fiscal years ended July 31, 2002 and 2001, or the subsequent interim period through June 30, 2003.

The Company has provided Deloitte with a copy of the foregoing disclosures. A copy of Deloitte's letter to the Securities and Exchange Commission dated July 2, 2003, is filed as Exhibit 16.1 to the 8-K filed by the Company on June 30,2003.

During the Company's fiscal years ended July 31, 2002 and 2001, and the subsequent interim period through June 30, 2003, the Company did not consult Horwath regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on December 20, 2002 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2002, are incorporated herein by reference in response to this item.

Information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

We have adopted a Code of Ethics that applies to all employees, which is attached as Exhibit 14.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION.

Information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information set forth under the caption "Stock Ownership" in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Information set forth under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption "Fees Paid to the Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K.

(A)      (1) FINANCIAL STATEMENTS

The following information appears in Item 8 of Part II of this Report:

         - Independent Auditors' Report

         - Balance Sheets as of July 31, 2003 and 2002

         - Statements of Operations for the Years Ended July 31, 2003, 2002, and 2001

         - Statements of Changes in Stockholders' Equity for the Years Ended July 31, 2003, 2002, 2001 and 2000

         - Statements of Cash Flows for the Years Ended July 31, 2003, 2002 and 2001

         - Notes to Financial Statements

         (2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule is included in this report:

     Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B) REPORTS ON FORM 8-K

During the fourth quarter ended July 31, 2003, the Company reported the following events on Form 8-K:

Date Filed      Item No(s).   Description
----------      -----------   -----------
June 30, 2003   4 and 7       Disclosure of engagement of

                              Horwath Velez & Co PSC as

                              Independent accountants for

                              Fiscal year 2003

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

CORTELCO SYSTEMS PUERTO RICO, INC.

Date: October 29, 2003                  By /s/ Francisco Sanchez
                                        ------------------------------------
                                        Francisco Sanchez, Vice President,
                                        Chief Financial Officer, Secretary
                                        (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                  Title                            Date
---------------------------      ---------------------------------     ----------------------
/s/ Sergio Moren                 President, Chief Executive               October 29, 2003
----------------                 Officer (Principal Executive
Sergio Moren                     Officer), Director

/s/ Francisco Sanchez            Vice President, Chief Financial          October 29, 2003
---------------------            Officer, Secretary (Principal
Francisco Sanchez                Financial Officer and Principal
                                 Accounting Officer)

/s/ David S. Lee                 Director                                 October 29, 2003
----------------
David S. Lee

/s/ Lanny N. Lambert             Director                                 October 29, 2003
--------------------
Lanny N. Lambert

/s/James W. Hopper               Director                                 October 29, 2003
------------------
James W. Hopper

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

 Exhibit
 Number                                              Description of Document
---------   -------------------------------------------------------------------------------------------------------------
3.1 *       Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. ("CSPR").

3.2 *       Amended and Restated Bylaws of CSPR.

4.1 *       Amended and Restated Certificate of Incorporation of CSPR (filed as Exhibit 3.1).

4.2 *       Amended and Restated Bylaws of CSPR (filed as Exhibit 3.2).

4.3*        Form of certificate representing common stock, par value $.01 per share, of CSPR.

10.1*       Distribution Agreement dated as of January 30, 2002, between eOn and CSPR (filed as Exhibit 2.1).

10.2 *      Employee Matters Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.2).

10.3 *      Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.3).

10.4 *      CSPR 2002 Equity Incentive Plan.

10.5 *      Lease Agreement dated as of March 1, 1999, between CSPR and Cortelco Puerto Rico, Inc.

10.6(a) *   Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (Spanish).

10.6(b) *   Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (English translation).

10.7 *      Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and CSPR.

10.8 *      Asset Purchase Agreement dated as of May 14, 2001, between CSPR and Ochoa Telecom, Inc.

10.9 *      Form of Dealer Agreement between eOn and CSPR.

14.1        Code of Ethics

23.1        Independent Auditors' Consent

31.1        Officer's Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Officer's Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Incorporated by reference to CSPR's Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.