Form 10-Q
period 2003-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2003-12-12
CIK 1167140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended October 31, 2003.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____.

                     Commission file number       000-49626

                       CORTELCO SYSTEMS PUERTO RICO, INC.
             (Exact name of registrant as specified in its charter)


              PUERTO RICO                             66-0567491
      (State of incorporation)        (I.R.S. Employer Identification No.)

      Parque Ind. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137
                     (Address of principal executive office)

                                 (787) 758-0000
                               (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes | | No |X|


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 1,204,557 shares of Common
                                                ---------------------------
Stock, $0.01 par value, as of October 31, 2003.
-----------------------------------------------

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 2003

                                      INDEX


                                                                                   Page
                                                                                   ----
Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets as of October 31, 2003
                     and July 31, 2003 ..........................................    1
                  Condensed Statements of Operations for the Three Months
                     ended October 31, 2003 and 2002 ............................    2
                  Condensed Statement of Changes in Stockholders' Equity
                     for the Three Months ended October 31, 2003 ................    3
                  Condensed Statements of Cash Flows for the three Months
                     ended October 31, 2003 and 2002 ............................    4
                  Notes to Condensed Financial Statements .......................    5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ..................................   14

         Item 3.  Qualitative and Quantitative Disclosure about Market Risk .....   25
         Item 4.  Controls and Procedures .......................................   25

Part II: OTHER INFORMATION

SIGNATURES

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)
                       October 31, 2003 and July 31, 2003
                             (Dollars in thousands)

                                                          October 31,       July 31,
                                                             2003             2003
                                     ASSETS
Current assets:
     Cash                                                   $   72           $   63
     Trade accounts receivable, net of allowance of
       $523 and $539, respectively                           2,264            2,171
     Due from affiliate entities                               320              313
     Inventories                                             1,281            1,247
     Prepaid expenses                                          189              114
                                                            ------           ------
         Total current assets                                4,126            3,908


Property and equipment, net                                    408              444
Goodwill                                                       382              382
                                                            ------           ------
         Total                                              $4,916           $4,734
                                                            ======           ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                  1,454           $1,265
     Due to affiliated entities                                118              152
     Other accrued liabilities                                 431              394
     Deferred revenue                                          287              271
     Note payable                                               25               25
                                                            ------           ------
         Total current liabilities                           2,315            2,107
                                                            ------           ------
Commitments and Contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
     authorized, 10,000,000 shares, no shares issued            --               --
     Common stock, par value $0.01 per share, 5,000,000
       Shares authorized; 1,204,557 shares issued
       and outstanding                                          12               12
     Capital in excess of par value                          6,865            6,865
     Deficit                                                (4,276)          (4,250)
                                                            ------           ------
         Total stockholders' equity                          2,601            2,627
                                                            ------           ------
         Total                                              $4,916           $4,734
                                                            ======           ======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
              For the Three Months Ended October 31, 2003 and 2002
                  (Dollars in thousands, except per share data)


                                                        Three Months Ended
                                                           October 31,
                                                     -----------------------
                                                       2003           2002
                                                     --------       --------
         Net revenues:
             Products                                 $1,215         $1,353
             Services                                    811            884
                                                       -----         ------
             Total net revenues                        2,026          2,237

         Cost of revenues:
             Products                                    989          1,106
             Services                                    469            524
                                                       -----         ------
             Total cost of revenues                    1,458          1,630
                                                       -----         ------
         Gross profit                                    568            607
                                                       -----         ------

         Operating expenses:
             Selling, general, & administrative          598            818
                                                       -----         ------
               Total operating expenses                  598            818
                                                       -----         ------
         Loss from operations                            (30)          (211)
         Interest income, net                             (4)            (6)
                                                       -----         ------
         Loss before income taxes                        (26)          (205)
         Income tax                                       --             --
                                                       -----         ------
         Net loss                                    $   (26)          (205)
                                                      ======         ======

         Basic and diluted net loss per
           common share                              $ (0.02)       $ (0.17)
                                                      ======        =======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                   For the Three Months Ended October 31, 2003
                  (Dollars in thousands, except per share data)



--------------------------------------------------------------------------------

                                                         Capital
                                                       Contribution
                                                           Note
                       Common Stock      Capital in     Receivable
                   ------------------     Excess of    From Related
                     Shares    Amount     Par Value       Party         Deficit     Total
                   ---------  -------    ----------    ------------    --------    ------
Balance at
July 31, 2003      1,204,557  $  12        $ 7,169      $   (304)      $(4,250)    $2,627

Net loss                                                                   (26)       (26)

                   ---------  -----       --------      ---------        ------    ------
Balance at
October 31, 2003   1,204,557  $  12        $ 7,169      $   (304)      $(4,276)    $2,601
                   =========   =====        ======      =========      ========    ======



                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
              For the Three Months Ended October 31, 2003 and 2002
                             (Dollars in thousands)

                                                                  Three Months Ended
                                                                      October 31,
                                                                 ----------------------
                                                                   2003          2002
                                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                 $   (26)       $ (205)
       Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
           Depreciation and amortization                             37            37
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivables                            (98)         (100)
              Due from affiliated entities                           (7)          (14)
              Inventories                                           (34)          135
              Prepaid expenses                                      (75)           86
           Increase (decrease) in:
              Trade accounts payable                                189           (67)
              Due to affiliated entities                            (34)           14
              Accrued liabilities                                    37          (119)
              Deferred revenue                                       16           (10)
                                                                -------        ------
           Total adjustments                                         31           (38)
                                                                -------        ------
           Net cash provided by (used in) operating activities        5          (243)
                                                                -------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          (1)          (12)
       Net decrease in investment in sales-type leases                5            23
                                                                -------        ------
       Net cash provided by investing activities                      4            11
                                                                -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment on promissory note                                    --           (25)
                                                                --------       ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               9          (257)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       63           333
                                                                -------        ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   72        $   76
                                                                =======        ======


                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
              For the Three Months Ended October 31, 2003 and 2002


BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is Management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2003 and for all periods presented.

     CSPR, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002. Effective July 31, 2002, CSPR was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of CSPR common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, CSPR became an independent entity headquartered in San Juan, Puerto Rico. CSPR's operations include principally the sale of integrated communications and data equipment in Puerto Rico. The Company's operations also include the sales of cellular telephones and cellular airtime, but these are no longer significant.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes as of July 31, 2003 and 2002 and for the periods then ended, which are included in the Annual Report on Form 10-K for the year ended July 31, 2003 filed with the Securities and Exchange Commission.

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

Fair value of financial instruments - The carrying amounts of cash and cash equivalents are a reasonable estimate of their fair value. The carrying amounts of accounts receivable, accounts and notes payable, accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities. It is impracticable to determine the fair value of the amounts due by and to affiliated entities because they are unsecured, bear no interest, and have no definite due date. The carrying amount of the investments in sales-type leases approximates fair value due to the relative short-term nature of the remaining balance.

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

Maintenance contracts - Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenace contracts during the first quarter of this fiscal year.


                        July 31, 2003                             October 31, 2003

                         Liability                                   Liability

                          Balance     Additions     Deductions        Balance

                       -----------------------------------------------------------

Maintenance Contracts       $ 61        $ 90           $ 82            $ 69

Product Warranties - The Company gives a one-year warranty to certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs in cost of labor of technicians and freight. The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the first quarter of this fiscal year.


                       July 31, 2003                              October 31, 2003

                         Liability                                    Liability

                          Balance     Additions     Deductions          Balance

                       -----------------------------------------------------------

Warranty Reserve           $210         $ 48           $ 40               $ 218

Inventory - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is recorded at net realizable value. Because of uncertainties inherent in the estimation process and the future availability of additional information, management's estimate of the obsolescence in the existing inventory may change in the near term.

Going Concern and Management Plan - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's significant revenue decrease and resulting loss from operations in prior fiscal years, and its lack of financing resources raise doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales profits. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for this fiscal year 2004. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording
(DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force composed of representatives of the finance and sales departments. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

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

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company's process of assembling communication equipment will enjoy preferential tax rates, as follows:

                             TAX                 BENEFIT
                         -----------         --------------

                            Income            7% flat tax
                          Property           90% exemption
                          Municipal          60% exemption

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of October 31, 2003:

                                      Number of
                                   securities to be                                         Number of securities
                                     issued upon               Weighted-average            remaining available for
                                     exercise of              exercise price of         future issuance under equity
                                     outstanding                outstanding                  compensation plans
                                   options, warrants          options, warrants             (excluding securities
Plan category                         and rights                 and rights                reflected in column (a)
----------------------------- --------------------------- ------------------------ ---------------------------------------

                                         (a)                        (b)                             (c)
Equity compensation plans
approved by security holders              --                        --                            350,000



Equity compensation plans
not approved by security
holders                                   --                        --                               --


Total                                     --                        --                            350,000


RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken an issuing the guarantee. The disclosure requirements are effective for fiscal years ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this accounting pronouncement did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the EITF released Issue Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangements meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The Company will be required to adopt the provision of this consensus are applicable for revenue arrangements entered into after June 30, 2003. The adoption of this accounting pronouncement did not have a material impact on the Company's financial position or results of operations.

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

SPECIAL CHARGES

     To reduce costs and improve productivity, the Company adopted a restructuring plan in the second quarter of fiscal year 2001. The plan, which included headcount reductions and office space consolidation, was effectively amended in fiscal year 2002. The majority of the restructuring plan was completed by July 31, 2002. The remaining expenditures for the restructuring plan are expected to be substantially complete by July 2004.


     The following table summarizes the activity relating to the special charges during the first quarter of fiscal 2004 and the associated liabilities at October 31, 2003 (in thousands):


                       July 31, 2003                           October 31, 2003

                         Liability                               Liability

                          Balance         Expenditures            Balance

                       -----------------------------------------------------------

Termination benefits       $151               $23                   $128

     The liability for restructuring charges of $128,000 as of October 31, 2003, is included in other accrued liabilities.

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


     On July 31, 2002, CSPR issued 1,194,557 shares of common stock to effect the spin-off to eOn shareholders. The weighted average number of shares outstanding for the period ended October 31, 2003 has been adjusted to give effect to eOn's distribution to eOn's shareholders of all the Company's shares held by eOn on the basis of one share of the Company's stock for every ten shares of eOn common stock outstanding as if such distribution had occurred as of the beginning of the earliest period presented.


     The computations of basic and diluted loss per share were as follows:

                                                      Three Months Ended
                                                        October 31,
                                                     --------------------
                                                      2003          2002
                                                     --------    --------
                                                     (In thousands, except
                                                        per share data)

Basic and diluted loss per share:
Net loss                                              $   (26)    $  (205)
                                                      ========    ========
Weighted average number of common
  shares outstanding                                  1,204,557   1,204,557

Net loss per share                                    $  (0.02)   $  (0.17)
                                                      =========   =========


INVENTORIES

     Inventories consist of the following:

                                                      October 31,      July 31,
                                                        2003             2003
                                                     ----------        ---------
                                 (In thousands)

Purchased components                                  $     593       $     710

Components and materials related to
  installation in process                                   100              85

Parts and materials for sales                               588             452
                                                       ---------       ---------
          Total inventories                           $   1,281       $   1,247
                                                      ==========      ==========

ACCOUNTING FOR GOODWILL

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 were affected upon adoption.

     Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position during fiscal year 2003 or in the three months ended October 31, 2003. As of October 31, 2003 and July 31, 2003, the Company has net unamortized goodwill of $382,000.

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

SEGMENT INFORMATION

     CSPR's reportable segments are Communications Systems and Cellular Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Services segment, which is no longer a significant segment, resells cellular airtime and cellular telephones in Puerto Rico.

Unaudited segment information for the



                       THREE MONTHS ENDED OCTOBER 31, 2003
                       -----------------------------------



                                     Communications      Cellular
                                         Systems         Services         Total
                                     --------------    ------------    ----------
                                                      (In thousands)

Revenues                               $  1,940         $     86       $  2,026
Loss from operations                         (5)             (25)           (30)
Interest income                               4               --              4
Provision for income taxes                   --               --             --
Net loss                                     (1)             (25)           (26)
Total Assets                              4,803              113          4,916
Capital Expenditures                         (1)              --             (1)
Depreciation and amortization                37               --             37





                       THREE MONTHS ENDED OCTOBER 31, 2002
                       -----------------------------------


                                     Communications      Cellular
                                         Systems         Services       Total
                                   --------------    ------------    -----------
                                                   (In thousands)

Revenues                               $  2,004         $    233      $  2,237
Loss from operations                       (138)             (73)         (211)
Interest income                               6               --             6
Provision for income taxes                   --               --            --
Net loss                                   (132)             (73)         (205)
Total Assets                              5,978              431         6,409
Capital Expenditures                        (12)              --           (12)
Depreciation and amortization                35                2            37

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

OVERVIEW

     The Company is a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although the Company also sells a limited amount of communications systems in the Caribbean and Latin America. The Company's products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company sells both to enterprises in our voice and data communications business and to individual retail customers in our cellular business.

     The Company's reportable segments are Communications Systems and Cellular Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment. The Communications Systems segment represented 90% of our revenues in fiscal year 2003 and 97% of the operating loss of the Company, while Cellular Service represented 10% of revenues and 3% of the operating loss. Cellular Services revenues were 4% of our total revenues for the three months ended October 31, 2003 and CSPR anticipates that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2003. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal year 2003, it is important that we continue to add to our product and service offering and increase our installed base of customers. In the period ended October 31, 2003, Communications Systems segment has our highest gross margins, greater than Cellular Services segment.

     While the Company's recent losses in fiscal year 2003 have primarily been due to our Communications Systems segment, CSPR anticipates increasing the revenues in the Communications Systems segment while trying to closely control our selling, general, and administrative expenses. The Company will continually look for ways to increase our installed base of customers via acquisitions or by distributing new types of voice and data communications products as our highest gross margins are from service revenues in our Communications Systems segment. The Company's recent losses in the Communications System segment were mainly a result of expanding our sales and administrative infrastructure following our rapid growth in fiscal year 1999 and the first half of fiscal year 2000. In fiscal year 2001, CSPR restructured the business to address the downward cycle in the telecommunications industry and began to look for ways to increase our higher margin business by acquiring certain assets of Ochoa Telecom in Puerto Rico. While the telecommunications market has continued to be depressed in Puerto Rico due to macroeconomic factors in the country, CSPR will continue to seek acquisition opportunities that allow us to increase our maintenance revenues in the Communications Systems segment.


THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

     The following discussion provides information about the Company's operations, for the three months ended October 31, 2003 and for the three months ended October 31, 2002.

NET REVENUES

     Net revenues decreased 9% to $2.0 million in the three months ended October 31, 2003 from $2.2 million in the three months ended October 30, 2002. The results primarily reflects decreased revenue of approximately $64,000 in Communications Systems segment and a decrease of approximately $147,000 in Cellular Services segment due to a general decline in demand.

COST OF REVENUES AND GROSS PROFIT (LOSS)

     Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 6.4% to $568,000 in the three months ended October 31, 2003 from $607,000 in the three months ended October 31, 2002. CSPR's gross margins were 28.0% in the three months ended October 31, 2003 and 27.1% in the three months ended October 31, 2002. The increase in gross margin was primarily due to the net effect of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company.

SELLING, GENERAL AND ADMINISTRATIVE

     The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. While prior to the spin-off the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, the Company has not previously operated as a stand-alone public company. Therefore, CSPR anticipates that it will incur additional general and administrative expenses due to the public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 27% to $0.6 million in the quarter ended October 31, 2003 from $.8 million in the quarter ended October 31, 2002. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan.


INTEREST AND OTHER INCOME AND EXPENSES

     No material amount was recorded in the three months ended October 31, 2003 or the three months ended October 31, 2002.

INCOME TAX BENEFIT (EXPENSE)

     No income tax benefit was recognized in the three months ended October 31, 2003 or the three months ended October 31, 2002 because CSPR cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of eOn, the Company funded its operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. However, if our business begins to grow, CSPR may need additional capital. Such capital may not be available on favorable terms and conditions.

     The Company's significant revenue decrease and resulting loss from operations through fiscal year 2003, and its lack of financing resources raise doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales profits. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for this fiscal year 2004. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. To improve cash flows, management created a task force composed of representatives of the finance and sales departments. The task force is oriented to analyze disputed balances, visit the customers, and resolve issues in order to improve the collection process of past due invoices. The finance department together with the operations department will create a task force that will be working to sell any excess or slow moving inventory to the secondary market. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

     Net cash provided by operating activities was approximately $5,000 for the three months ended October 31, 2003 and net cash used in operating activities was approximately $243,000 for the three months ended October 31, 2002. Cash provided by operating activities in the three months of this fiscal year resulted primarily from the increase in accounts payable, partially offset by the increase in accounts receivable and prepaid expense.

     Net cash provided by investing activities was approximately $4,000 for the three months ended October 31, 2003 and was approximately $11,000 for the same period fiscal year 2002. Cash provided by investing activities in this three months of the current fiscal year consisted primarily of cash used for capital expenditures offset by a decrease in the investment in sales-type leases.

     Net cash used in financing activities was approximately $25,000 in the three months ended October 31, 2002. There were no financing activities in the three months ended October 31, 2003.


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

     Approximately 56.3% and 58.1% of CSPR revenues for fiscal year 2003 and 2002, respectively, were from sales of PBX customer premise equipment. The Company's PBX revenues declined 65.2% from fiscal year 2001 to fiscal year 2003 due mainly to a decline in the overall PBX markets and significant Year 2000 upgrade revenues. These revenues comprise approximately 56.3% of the Company Communications Systems segment revenues, as virtually all enterprise voice communications systems sold worldwide today are PBX's. The remainder of the segment revenues is service revenue.

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

     As stated above, sales outside of Puerto Rico accounted for approximately less that 1% of our total revenues during fiscal year 2003. Because of the operations and relationships in other parts of the Caribbean, and our reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of Puerto Rico, including:

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

CSPR IS CURRENTLY INVOLVED IN LITIGATION, WHICH, IF RESOLVED UNFAVORABLY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     CSPR is currently subject to one lawsuit regarding an alleged breach of contract, three lawsuits regarding employment issues, and a fifth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $16 million. Regarding the fifth lawsuit, the Company recognized plaintiff's seniority at the workplace and the court entered partial judgement dismissing the cause of action of plaintiffs that work with CSPR. The Company has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

     Our officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 490,029 shares, which in the aggregate represents approximately 41% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
..
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A)  Exhibits.


Exhibit
Number            Description of Document
----------------------------------------------------------------------------------------------------------

31.1              Officers' Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2              Officers' Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



    (B)  Reports On Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                       Cortelco Systems Puerto Rico, Inc.






Date:   December 11, 2003           /s/ Francisco Sanchez
        -----------------           -----------------------------------------
                                    Francisco Sanchez, Vice President
                                    Chief Financial Officer, Secretary
                                    Duly Authorized Officer
                                    (Principal Financial and Accounting Officer)