Form 10-Q
period 2004-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2004-03-16
CIK 1167140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended January 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 1,204,557 shares of Common

Stock, $0.01 par value, as of January 31, 2004.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                                    FORM 10-Q
                         QUARTER ENDED JANUARY 31, 2004

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I:  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Balance Sheets as of January 31, 2004
               and July 31, 2003  ..............................................     1
            Condensed Statements of Operations for the Three Months
               And Six Months ended January 31, 2004 and 2003 ..................     2
            Condensed Statement of Changes in Stockholders' Equity
               for the Six Months ended January 31, 2004 .......................     3
            Condensed Statements of Cash Flows for the Six Months
               ended January 31, 2004 and 2003 .................................     4
            Notes to Condensed Financial Statements  ...........................     5

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations  ......................................    15

   Item 3.  Qualitative and Quantitative Disclosure about Market Risk...........    25

   Item 4.  Controls and Procedures.............................................    25

Part II: OTHER INFORMATION

SIGNATURES

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                      CONDENSED BALANCE SHEETS (Unaudited)

                       January 31, 2004 and July 31, 2003

                             (Dollars in thousands)

                                                             January 31,   July 31,
                                                                2004        2003
                                     ASSETS
Current assets:
     Cash                                                      $    40      $    63
     Trade accounts receivable, net of allowance of
       $710 and $539, respectively                               1,776        2,171
     Due from affiliate entities                                   327          313
     Inventories                                                   594        1,247
     Prepaid expenses                                              199          114
                                                               -------      -------
         Total current assets                                    2,936        3,908

Property and equipment, net                                        380          444
Goodwill                                                           382          382
                                                               -------      -------
         Total                                                 $ 3,698      $ 4,734
                                                               =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                      1,109      $ 1,265
     Due to affiliated entities                                    106          152
     Other accrued liabilities                                     334          394
     Deferred revenue                                              243          271
     Note payable                                                   25           25
                                                               -------      -------
         Total current liabilities                               1,817        2,107
                                                               -------      -------
Commitments and Contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
     authorized, 10,000,000 shares, no shares issued                --           --
     Common stock, par value $0.01 per share, 5,000,000
       Shares authorized; 1,204,557 shares issued
       and outstanding                                              12           12
     Capital in excess of par value                              6,865        6,865
     Deficit                                                    (4,996)      (4,250)
                                                               -------       ------
         Total stockholders' equity                              1,881        2,627
                                                               -------       ------
         Total                                                 $ 3,698       $4,734
                                                               =======       ======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

       For the Three Months and Six Months Ended January 31, 2004 and 2003

                  (Dollars in thousands, except per share data)

                                 Three Months Ended     Six Months Ended
                                     January 31,           January 31,
                                 ------------------    ------------------
                                  2004       2003       2004       2003
                                 -------    -------    -------    -------
Net revenues:
    Products                     $   894    $   800    $ 2,109    $ 2,153
    Services                         799        934      1,610      1,818
                                 -------    -------    -------    -------
    Total net revenues             1,693      1,734      3,719      3,971
                                 -------    -------    -------    -------
Cost of revenues:
    Products                         973        694      1,962      1,800
    Services                         797        517      1,266      1,041
                                 -------    -------    -------    -------
    Total cost of revenues         1,770      1,211      3,228      2,841
                                 -------    -------    -------    -------

Gross profit (loss)                  (77)       523        491      1,130
                                 -------    -------    -------    -------

Operating expenses:
    Selling, general,
     & administrative                649        761      1,247      1,579
                                 -------    -------    -------    -------
      Total operating expenses       649        761      1,247      1,579
                                 -------    -------    -------    -------
Operating loss                      (726)      (238)      (756)      (449)
Interest income                       (6)        (7)       (10)       (13)
                                 -------    -------    -------    -------
Loss before taxes                   (720)      (231)      (746)      (436)
Income tax                            --         --         --         --
                                 -------    -------    -------    -------
Net loss                         $  (720)   $  (231)   $  (746)   $  (436)
                                 =======    =======    =======    =======

Basic and diluted net loss
  per common share               $ (0.60)   $ (0.19)   $  (.62)   $ (0.36)
                                 =======    =======    =======    =======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                    For the Six Months Ended January 31, 2004

                  (Dollars in thousands, except per share data)

                                                      Capital
                                                    Contribution
                                                        Note
                      Common Stock      Capital in   Receivable
                   ------------------    Excess of  From Related
                     Shares    Amount    Par Value     Party        Deficit    Total
                   ---------  -------   ----------  ------------   --------   ------
Balance at
July 31, 2003      1,204,557   $  12     $  7,169    $    (304)    $(4,250)   $2,627

Net loss                                                              (746)     (746)
                   ---------   -----     --------    ---------     -------    ------
Balance at
January 31, 2004   1,204,557   $  12     $  7,169    $    (304)    $(4,996)   $1,881
                   =========   =====     ========    =========     =======    ======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

               For the Six Months Ended January 31, 2004 and 2003

                             (Dollars in thousands)

                                                            Six Months Ended
                                                                January 31,
                                                          ----------------------
                                                          2004         2003
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                           $   (746)   $   (436)
       Adjustments to reconcile net loss to net cash
         by (used in) operating activities:
           Depreciation and amortization                        74          72
           Provision for doubtful accounts receivable          200
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivables                       195          80
              Due from affiliated entities                     (14)        (29)
              Inventories                                      653         256
              Prepaid expenses                                 (85)        110
           Increase (decrease) in:
              Trade accounts payable                          (157)       (146)
              Due to affiliated entities                       (46)         55
              Accrued liabilities                              (60)       (145)
              Deferred revenue                                 (28)        (50)
                                                          --------    --------
           Total adjustments                                   732         203
                                                          --------    --------
           Net cash used in operating activities               (14)       (233)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                     (9)        (48)
       Net decrease in investment in sales-type leases           0          42
                                                          --------    --------
       Net cash used in investing activities                    (9)         (6)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment on promissory note                               --         (25)
                                                          --------    --------

NET CHANGE IN CASH                                             (23)       (264)

CASH BEGINNING OF PERIOD                                        63         333
                                                          --------    --------
CASH END OF PERIOD                                        $     40    $     69
                                                          ========    ========

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

               For the Six Months Ended January 31, 2004 and 2003

BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is Management's opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2004 and for all periods presented, including certain inventory adjustment herein disclosed.

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

Cash - Cash includes cash deposited in high-credit qualified financial institutions.

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of it fair value. The carrying amounts of accounts receivable, accounts and notes payable, accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities. It is impracticable to determine the fair value of the amounts due by and to affiliated entities because they are unsecured, bear no interest, and have no definite due date.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the second quarter of this fiscal year.

                       October 31, 2003                         January 31, 2004
                          Liability                                Liability
                           Balance       Additions  Deductions      Balance
                       ---------------------------------------------------------
Maintenance Contracts        $ 218          $ 26       $ 69           $ 175

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

The following table summarizes the activity relating to the warranty reserve during the second quarter of this fiscal year.

                       October 31, 2003                         January 31, 2004
                          Liability                                Liability
                           Balance       Additions  Deductions      Balance
                       ---------------------------------------------------------
Warranty Reserve            $ 69           $ 36        $ 37           $ 68

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is recorded at net realizable value.

Going Concern and Management Plan - The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's significant revenue decrease and resulting loss from operations in prior fiscal years, and its lack of financing resources raise doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales profits. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for this fiscal year 2004. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is working toward increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. The Company's goal is to improve cash flows and to ultimately generate operating profits. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

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

  TAX          BENEFIT
--------    -------------
Income       7% flat tax
Property    90% exemption
Municipal   60% exemption

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of January 31, 2004:

                         Number of
                     securities to be                            Number of securities
                        issued upon      Weighted-average      remaining available for
                        exercise of      exercise price of   future issuance under equity
                        outstanding         outstanding           compensation plans
                     options, warrants   options, warrants      (excluding securities
Plan category           and rights          and rights         reflected in column (a)
-----------------------------------------------------------------------------------------
                            (a)                 (b)                      (c)
Equity
compensation plans
approved by
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

         The following table summarizes the activity relating to the special charges during the first two quarters of fiscal 2004 and the associated liabilities at January 31, 2004 (in thousands):

                       July 31, 2003                January 31, 2004
                         Liability                    Liability
                          Balance     Expenditures     Balance
                       ---------------------------------------------
Termination benefits       $151           $33            $118

         The liability for restructuring charges of $118,000 as of January 31, 2004, is included in other accrued liabilities.

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

The computations of basic and diluted loss per share were as follows:

                                          Three Months Ended        Six Months Ended
                                              January 31,              January 31,
                                        -----------------------  -----------------------
                                           2004         2003        2004         2003
                                        ---------    ----------  ----------   ----------
                                         (In thousands, except   (In thousands, except
                                             per share data)         per share data)
Basic and diluted loss per share:
Net loss                                $     (721)  $     (231) $     (747)  $     (436)
                                         =========   ==========  ==========   ==========
Weighted average number of common
  shares outstanding                     1,204,557    1,204,557   1,204,557    1,204,557
Loss from operations
  per share                             $    (0.60)  $    (0.19) $    (0.62)  $    (0.36)
                                         =========    =========   =========    =========

ACCOUNT RECEIVABLES

The Company's management evaluated the efforts being placed and the limited success in collecting accounts receivable in arrears, mainly those related to the cellular business being phased out and other disputed balances. Based on this, CSPR increased the allowance for doubtful accounts by $200,000, eliminating the remaining credit risk of those accounts.

INVENTORIES

     Inventories consist of the following:

                                       January 31,   July 31,
                                          2004         2003
                                       -----------   --------
                                           (In thousands)
Purchased components                   $       290   $    710
Components and materials related to
  installation in process                       55         85
Parts and materials for sales                  249        452
                                        ----------    -------
          Total inventories            $       594   $  1,247
                                        ==========    =======

         The Company's management has taken measures to protect its future by narrowing the line of product offerings. In connection with this change in product strategy, the Company recognized $600,000 of inventory adjustments, of which $258,000 were charged to the product cost center and $242,000 to the service cost center as a cost of revenue, to better match the value of returned parts related to warranty claims with their future utilization in other warranty and maintenance jobs, and to write down slow-moving and obsolete items. Economic conditions in Puerto Rico as well as technological changes necessitated the need for the Company to become more focused on core businesses. The Company plans to sell its excess inventory in the secondary market that generally requires a sizable discount for liquidation.

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

         Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position during fiscal year 2003 or in the six months ended January 31, 2004. As of January 31, 2004 and July 31, 2003, the Company has net unamortized goodwill of $382,000.

CONTINGENCIES

         CSPR is currently subject to one lawsuit regarding an alleged breach of contract, two lawsuits regarding employment issues, and a fourth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. This case is in its initial stage with a first hearing scheduled for February 2004. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fourth lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa will cover all of CSPR's legal fees and any judgment against CSPR that may result from this case. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

Unaudited segment information for the

                       THREE MONTHS ENDED JANUARY 31, 2004

                                     Communications      Cellular
                                         Systems         Services       Total
                                     --------------    ------------    --------
                                                  (In thousands)
Revenues                               $  1,638         $     55       $  1,693
Income (loss) from operations              (736)              10           (726)
Interest income                               6               --              6
Provision for income taxes                   --               --             --
Net income (loss)                          (730)              10           (720)

                       THREE MONTHS ENDED JANUARY 31, 2003

                                     Communications      Cellular
                                         Systems         Services       Total
                                     --------------    ------------    --------
                                                  (In thousands)
Revenues                               $  1,488         $    246       $  1,734
Income (loss) from operations              (290)              52           (238)
Interest income                               7               --              7
Provision for income taxes                   --               --             --
Net income (loss)                          (283)              52           (231)

                        SIX MONTHS ENDED JANUARY 31, 2004

                                     Communications      Cellular
                                         Systems         Services       Total
                                     --------------    ------------    --------
                                                  (In thousands)
Revenues                               $  3,578         $    141       $  3,719
Income (loss) from operations              (741)             (15)          (756)
Interest income                              10               --             10
Provision for income taxes                   --               --             --
Net income (loss)                          (731)             (15)          (746)
Total Assets                              3,687               11          3,698
Capital Expenditures                          9               --              9
Depreciation and amortization                74               --             74

                        SIX MONTHS ENDED JANUARY 31, 2003

                                     Communications      Cellular
                                         Systems         Services       Total
                                     --------------    ------------    --------
                                                  (In thousands)
Revenues                               $  3,492         $    479       $ 3,971
Loss from operations                       (428)             (21)         (449)
Interest income                              13               --            13
Provision for income taxes                   --               --            --
Net loss                                   (415)             (21)         (436)
Total Assets                              5,681              393         6,074
Capital Expenditures                         48               --            48
Depreciation and amortization                68                4            72

SUBSEQUENT EVENT

         The Company has entered into a private placement agreement with Cortelco, Inc., a company related by common ownership, to sell 400,000 newly issued shares of common stock at $.27 per share. It is anticipated that the sale of stock will be completed prior to the end of March 2004.

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

OVERVIEW

         The Company is a value-added reseller of numerous third-party brands of voice and data communication systems as well as cellular telephones and airtime. Most of our business is conducted in Puerto Rico, although the Company also sells a limited amount of communications systems in the Caribbean and Latin America. The Company's products help enterprises communicate more effectively with customers and increase customer satisfaction and loyalty. The Company sells to both enterprises in our voice and data communications business and to individual retail customers in our cellular business.

         The Company's reportable segments are Communications Systems and Cellular Services, each of which offers different products and services. Each segment requires different technology and marketing strategies. The Communications Systems segment offers communications solutions that address voice and data network switching while the Cellular Services segment resells cellular airtime and cellular telephones in Puerto Rico. The Communications Systems segment revenues are comprised mostly of sales of PBX customer premise equipment, and the newer IP based voice and data communication devices. The Communications Systems segment represented 90% of our revenues in fiscal year 2003 and 97% of the operating loss of the Company, while Cellular Service represented 10% of revenues and 3% of the operating loss. Cellular Services revenues were 4% of our total revenues for the six months ended January 31, 2004 and CSPR anticipates that these revenues will continue to represent a smaller percentage of the total revenues than in fiscal year 2003. As Communications Systems revenues will constitute a larger portion of our revenue in the future than in fiscal year 2003, it is important that we continue to add to our product and service offering and increase our installed base of customers. In the period ended January 31, 2004, Communications Systems segment has our highest gross margins, greater than Cellular Services segment.

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

THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

         The following discussion provides information about the Company's operations, for the three months ended January 31, 2004 and for the three months ended January 31, 2003.

NET REVENUES

         Net revenues decreased 2.4%, or approximately $41,000, in the three months ended January 31, 2004 compared to the same three month period in 2003. The results primarily reflect increased revenue of approximately $150,000 in the Communications Systems segment offset by a decrease of approximately $191,000 in the Cellular Services segment due to a general decline in demand.

COST OF REVENUES AND GROSS PROFIT (LOSS)

         Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. For cellular contracts submitted to the carriers from our authorized dealers, any commissions paid to the dealer are also included as a component of cost of revenues. Gross profit decreased 114.7% to a loss of $77,000 in the three months ended January 31, 2004 from a profit of $523,000 in the three months ended January 31, 2003. CSPR's gross margins were (4.5%) in the three months ended January 31, 2004 and 30.2% in the three months ended January 31, 2003. The decrease in gross margin was primarily due to the $600,000 inventory adjustment related to the change in the Company's product strategy to become more focused on core businesses.

SELLING, GENERAL AND ADMINISTRATIVE

         The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. While prior to the spin-off the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, the Company has not previously operated as a stand-alone public company. Therefore, CSPR has incurred additional general and administrative expenses due to the public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 14.7% to $649,000 in the quarter ended January 31, 2004 from $761,000 in the quarter ended January 31, 2003. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan partially offset by an increase in the allowance for doubtful accounts. The company increased the allowance for doubtful accounts by $200,000 to reflect the net realizable value of existing accounts.

INTEREST AND OTHER INCOME AND EXPENSES

         No material amount was recorded in the three months ended January 31, 2004 or the three months ended January 31, 2003.

INCOME TAX BENEFIT (EXPENSE)

         No income tax benefit was recognized in the three months ended January 31, 2004 or the three months ended January 31, 2003 because CSPR cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

SIX MONTHS ENDED JANUARY 31, 2004 AND 2003

         The following discussion provides information about the Company's operations, for the six months ended January 31, 2004 and for the six months ended January 31, 2003.

NET REVENUES

         Net revenues decreased 6.4% to $3.7 million in the six months ended January 31, 2004 from $4.0 million in the six months ended January 31, 2003. The results primarily reflect increased revenue of approximately $86,000 in Communications Systems segment offset by a decrease of approximately $338,000 in Cellular Services segment due to a general decline in demand.

COST OF REVENUES AND GROSS PROFIT (LOSS)

         Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 56.5% to $491,000 in the six months ended January 31, 2004 from $1.1 million in the six months ended January 31, 2003. CSPR's gross margins were 13.2% in the six months ended January 31, 2004 and 28.5% in the six months ended January 31, 2003. The decrease in gross margin was primarily due to the increase in the Company's inventory adjustments, partially offset by the net effect of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company.

SELLING, GENERAL AND ADMINISTRATIVE

         The operating expenses consist mainly of salaries of our sales, marketing, service, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. While prior to the spin-off the Company essentially operated as a stand-alone entity from our parent due to our location in Puerto Rico, with separate audits, legal counsel, corporate officers, and accounting and administrative functions, the Company has not previously operated as a stand-alone public company. Therefore, CSPR has incurred additional general and administrative expenses due to the public company reporting requirements that were previously performed by our parent. However, selling, general and administrative expenses decreased 25.0% to $1.2 million in the six months ended January 31, 2004 from $1.6 million in the six months ended January 31, 2003. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan offset by an increase in the allowance for doubtful accounts.

INTEREST AND OTHER INCOME AND EXPENSES

         No material amount was recorded in the six months ended January 31, 2004 or the six months ended January 31, 2003.

INCOME TAX BENEFIT (EXPENSE)

         No income tax benefit was recognized in the six months ended January 31, 2004 or the six months ended January 31, 2003 because CSPR cannot conclude that it is more likely than not that its deferred tax assets will be realized in the future.

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

         The Company's significant revenue decrease and resulting loss from operations and its lack of financing resources raise doubt about the Company's ability to continue as a going concern. Management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales profits. Effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for this fiscal year 2004. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unify Messenger and Digital Video Recording (DVR). Also, the Company is working toward increasing its maintenance service contracts with designated salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or even continue operating our business.

         Net cash used in operating activities was approximately $14,000 and $233,000 for the six months ended January 31, 2004 and January 31, 2003, respectively. Cash used in operating activities in the six months of this fiscal year resulted primarily from the Company's net loss, the decrease in accounts payable and increase in prepaid expenses, partially offset by the decrease in accounts receivable and inventories.

         Net cash used in by investing activities was approximately $9,000 for the six months ended January 31, 2004 compared to approximately $6,000 cash used in investing activities for the same period in fiscal year 2003. Cash used in investing activities in this six months of the current fiscal year consisted primarily of cash used for capital expenditures.

         There were no financing activities in the six months ended January 31, 2004. Net cash used in financing activities was approximately $25,000 for the six months ended January 31, 2003.

         The Company has entered into a private placement agreement with Cortelco, Inc., a company related by common ownership, to sell 400,000 newly issued shares of common stock at $.27 per share. It is anticipated that the sale of stock will be completed prior to the end of March 2004.

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

IF THE COMPANY IS NOT ABLE TO SUSTAIN OUR TRADITIONAL COMMUNICATION SYSTEMS MARKET, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WILL BE HARMED.

         Approximately 56.3% and 58.1% of CSPR revenues for fiscal year 2003 and 2002, respectively, were from communication systems sales (PBX and IP based voice and date communications). The Company's communications systems revenues declined 65.2% from fiscal year 2001 to fiscal year 2003 due mainly to a decline in the overall communications market and significant Year 2000 upgrade revenues.

         The Company may not be able to sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Mitel, Nortel Networks, Avaya, Nec, Toshiba, Panasonic, and Siemens. Although CSPR is aggressively entering into the IP telephony market, we may not be able to grow or properly train our personnel to sell and service the newer products developed by these companies then our business, operating results and financial condition could be harmed.

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

IF THE COMPANY LOOSES KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE THE BUSINESS.

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

CSPR IS CURRENTLY INVOLVED IN LITIGATION, WHICH, IF RESOLVED UNFAVORABLY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         CSPR is currently subject to one lawsuit regarding an alleged breach of contract, two lawsuits regarding employment issues, and a fourth lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. This case is in its initial stage with a first hearing scheduled for February 2004. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fourth lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa will cover all of CSPR's legal fees and any judgment against CSPR that may result from this case. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) Exhibits.

Exhibit
Number   Description of Document
-------  -------------------------------
31.1     Officers' Certification of Periodic Report pursuant to Section 302 of
         Sarbanes-Oxley Act of 2002.

32.1     Officers' Certification of Periodic Report pursuant to Section 906 of
         Sarbanes-Oxley Act of 2002.

         (B) Reports On Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                       Cortelco Systems Puerto Rico, Inc.

Date: March 11, 2004              /s/ Francisco Sanchez
                                  -----------------------------------------
                                  Francisco Sanchez, Vice President
                                  Chief Financial Officer, Secretary
                                  Duly Authorized Officer
                                  (Principal Financial and Accounting Officer)