Form 10-Q
period 2004-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2004-06-14
CIK 1167140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarter ended April 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 1,604,557 shares of Common Stock, $0.01 par value, as of April 30, 2004.

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2004

                                      INDEX

                                                                                                              Page
                                                                                                              ----
Part I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets as of April 30, 2004
                     and July 31, 2003....................................................................      1
                  Condensed Statements of Operations for the Three Months
                     And Nine Months ended April 30, 2004 and 2003 .......................................      2
                  Condensed Statement of Changes in Stockholders' Equity
                     for the Nine Months ended April 30, 2004 ............................................      3
                  Condensed Statements of Cash Flows for the Nine Months
                     ended April 30, 2004 and 2003 .......................................................      4
                  Notes to Condensed Financial Statements ................................................      5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations............................................................     11

         Item 3.  Qualitative and Quantitative Disclosure about Market Risk...............................     21

         Item 4.  Controls and Procedures.................................................................     21

Part II: OTHER INFORMATION

SIGNATURES

                       CORTELCO SYSTEMS PUERTO RICO, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                      CONDENSED BALANCE SHEETS (Unaudited)

                        April 30, 2004 and July 31, 2003

                             (Dollars in thousands)

                                                                   April 30,   July 31,
                                                                     2004       2003
                                                                   ---------   --------
                                     ASSETS
Current assets:
     Cash                                                           $    87    $    63
     Trade accounts receivable, net of allowance of
       $599 and $539, respectively                                    1,622      2,171
     Due from affiliate entities                                        352        313
     Inventories                                                        601      1,247
     Prepaid expenses                                                   130        114
                                                                    -------    -------
         Total current assets                                         2,792      3,908

Property and equipment, net                                             347        444
Goodwill                                                                382        382
                                                                    -------    -------
         Total                                                      $ 3,521    $ 4,734
                                                                    =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                             801    $ 1,265
     Due to affiliated entities                                         258        152
     Other accrued liabilities                                          322        394
     Deferred revenue                                                   214        271
     Note payable                                                        --         25
                                                                    -------    -------
         Total current liabilities                                    1,595      2,107
                                                                    -------    -------
Commitments and Contingencies

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
     authorized, 10,000,000 shares, no shares issued                     --         --
     Common stock, par value $0.01 per share, 5,000,000
       Shares authorized; 1,604,557 shares issued
       and outstanding in 2004 and 1,204,557 in 2003                     16         12
     Capital in excess of par value                                   6,969      6,865
     Deficit                                                         (5,059)    (4,250)
                                                                    -------    -------
         Total stockholders' equity                                   1,926      2,627
                                                                    -------    -------
         Total                                                      $ 3,521    $ 4,734
                                                                    =======    =======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

       For the Three Months and Nine Months Ended April 30, 2004 and 2003

                  (Dollars in thousands, except per share data)

                                    Three Months Ended    Nine Months Ended
                                         April 30,             April 30,
                                    ------------------    ------------------
                                     2004        2003       2004      2003
                                    -------    -------    -------    -------
Net revenues:
    Products                        $   912    $   818    $ 3,021    $ 2,971
    Services                            797        756      2,407      2,574
                                    -------    -------    -------    -------
    Total net revenues                1,709      1,574      5,428      5,545
                                    -------    -------    -------    -------
Cost of revenues:
    Products                            749        798      2,711      2,598
    Services                            488        815      1,754      1,856
                                    -------    -------    -------    -------
    Total cost of revenues            1,237      1,613      4,465      4,454
                                    -------    -------    -------    -------

Gross profit (loss)                     472        (39)       963      1,091
                                    -------    -------    -------    -------

Operating expenses:
    Selling, general,
     & administrative                   538        590      1,785      2,168
                                    -------    -------    -------    -------
      Total operating expenses          538        590      1,785      2,168
                                    -------    -------    -------    -------
Operating loss                          (66)      (629)      (822)    (1,077)
Interest income                          (3)        (6)       (13)       (19)
                                    -------    -------    -------    -------
Loss before taxes                       (63)      (623)      (809)    (1,058)
Income tax                               --         --         --         --
                                    -------    -------    -------    -------
Net loss                            $   (63)   $  (623)   $  (809)   $(1,058)
                                    =======    =======    =======    =======

Basic and diluted net loss
  per common share                  $ (0.04)   $ (0.52)   $ (0.51)   $ (0.88)
                                    =======    =======    =======    =======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                    For the Nine Months Ended April 30, 2004

                  (Dollars in thousands, except per share data)

                                                              Capital
                                                           Contribution
                                                               Note
                          Common Stock         Capital in   Receivable
                   ------------------------    Excess of    From Related
                     Shares        Amount      Par Value       Party        Deficit       Total
                   ----------    ----------    ----------   ----------    ----------    ----------
Balance at
July 31, 2003       1,204,557    $       12    $    7,169   $     (304)   $   (4,250)   $    2,627

Capital
  Contribution        400,000             4           104                                      108

Net loss                                                                        (809)         (809)
                   ----------    ----------    ----------   ----------    ----------    ----------
Balance at
April 30, 2004      1,604,557    $       16    $    7,273   $     (304)   $   (5,059)   $    1,926
                   ==========    ==========    ==========   ==========    ==========    ==========

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.

                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                For the Nine Months Ended April 30, 2004 and 2003

                             (Dollars in thousands)

                                                                  Nine Months Ended
                                                                      April 30,
                                                                 ------------------
                                                                   2004      2003
                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                  $  (809)   $(1,058)
       Adjustments to reconcile net loss to net cash             -------    -------
         used in operating activities:
           Depreciation and amortization                             110         87
           Provision for doubtful accounts receivable                200         --
           Inventory write downs                                     600        500
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivables                             349        383
              Due from affiliated entities                           (39)      (130)
              Inventories                                             46        222
              Prepaid expenses                                       (16)       191
           Increase (decrease) in:
              Trade accounts payable                                (464)      (195)
              Due to affiliated entities                             106         29
              Accrued liabilities                                    (72)      (206)
              Deferred revenue                                       (57)       (65)
                                                                 -------    -------
           Total adjustments                                         763        816
                                                                 -------    -------
       Net cash used in operating activities                         (46)      (242)
                                                                 -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                          (13)       (57)
       Net decrease in investment in sales-type leases                --         60
                                                                 -------    -------
       Net cash (used in) provided by investing activities           (13)         3
                                                                 -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of promissory note                                    (25)       (25)
       Sales of Capital Stock                                        108         --
                                                                 -------    -------
       Net cash provided by (used in) by financing activities         83        (25)

NET CHANGE IN CASH AND CASH EQUIVALENTS                               24       (264)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        63        333
                                                                 -------    -------
CASH AT THE END OF THE PERIOD                                    $    87    $    69
                                                                 =======    =======

                   See notes to condensed financial statements

                       CORTELCO SYSTEMS PUERTO RICO, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

                For the Nine Months Ended April 30, 2004 and 2003

BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is Management's opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2004 and for all periods presented, including certain inventory adjustments herein disclosed.

      CSPR, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002. Effective July 31, 2002, CSPR was spun-off from eOn to the eOn stockholders. Each holder of eOn common stock received one share of CSPR common stock for every ten shares of eOn common stock held as of July 22, 2002, which was the record date of the distribution. After such spin-off, CSPR became an independent entity headquartered in San Juan, Puerto Rico. CSPR's operations include principally the sale, install and maintenance of integrated communications and data equipment in Puerto Rico. The Company's operations also include the sales of cellular telephones and cellular airtime, but this segment is being phased out because it is no longer significant nor profitable. For that reason, the Company has decided to not report it as a segment and will be discontinuing the operation before July 31, 2004. Our focus will be on efforts to grow the sale of communications and data equipment and the maintenance thereof.

      Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2003 and 2002 and for the periods then ended, which are included in the Annual Report on Form 10-K for the year ended July 31, 2003 filed with the Securities and Exchange Commission.

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

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts and notes payable, accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities. It is impracticable to determine the fair value of the amounts due by and to affiliated entities because they have no definite due date.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the third quarter of this fiscal year.

                       January 31, 2004                                April 30, 2004

                         Liability                                        Liability

                          Balance         Additions     Deductions         Balance

                       ----------------   ---------     ----------     --------------
Maintenance Contracts       $ 175           $ 42          $ 69              $ 148

Product Warranties - The Company gives a one-year warranty to certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of labor of technicians and return freight. The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the third quarter of this fiscal year.

                      January 31, 2004                                 April 30, 2004

                         Liability                                       Liability

                          Balance         Additions      Deductions       Balance

                      ----------------    ---------      ----------    ---------------
Warranty Reserve           $ 68             $ 31           $ 33            $ 66

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

  TAX                 BENEFIT
-------            -------------
Income              7% flat tax
Property           90% exemption
Municipal          60% exemption

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of April 30, 2004:

                               Number of securities        Weighted-average        Number of securities remaining
                                to be issued upon          exercise price of       available for future issuance
                                   exercise of                outstanding          under equity compensation plans
                               outstanding options,        options, warrants       (excluding securities reflected
Plan category                  warrants and rights             and rights                     in column (a)
-------------------            --------------------        -----------------       --------------------------------
                                       (a)                         (b)                           (c)
Equity
compensation plans
approved by
security holders                        --                          --                         350,000

Equity
compensation plans
not approved by
security holders                        --                          --                              --

Total                                   --                          --                         350,000

RECENT ACCOUNTING PRONOUNCEMENTS

      During the current fiscal year, the FASB has issued various FASB Interpretations that are not applicable to the Company's financial statements, and has not issued any further SFAS.

      The SEC has also released Staff Accounting Bulletins that are not applicable to the Company's financial statements.

REVENUE RECOGNITION

      The Company recognizes revenues for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts.

Currently, the Company sells and services communications systems purchased from various third-party communications systems from various manufacturers.

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

      The following table summarizes the activity relating to the special charges during the three quarters of fiscal 2004 and the associated liabilities at April 30, 2004 (in thousands):

                       July 31, 2003                             April 30, 2004
                         Liability                                  Liability
                          Balance          Expenditures               Balance
                       -------------       ------------          --------------
Termination benefits       $151                 $33                    $118

      The liability for restructuring charges of $118,000 as of April 30, 2004, is included in other accrued liabilities.

LOSS PER COMMON SHARE

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

      In this quarter ended April 30, 2004, the Company reached an agreement with Cortelco, Inc., a company related by common ownership, and sold it 400,000 newly issued shares of common stock at $0.27 per share.

The computations of basic and diluted loss per share were as follows:

                                            Three Months Ended            Nine Months Ended
                                                 April 30,                    April 30,
                                        --------------------------    --------------------------
                                            2004          2003           2004           2003
                                        -----------    -----------    -----------    -----------
                                           (In thousands, except        (In thousands, except
                                              per share data)               per share data)
Basic and diluted loss per share:
Net loss                                $       (63)   $      (623)   $      (809)   $    (1,058)
                                        ===========    ===========    ===========    ===========
Weighted average number of common
     shares outstanding                   1,604,557      1,204,557      1,604,557      1,204,557

Loss from operations
     per share                          $     (0.04)   $     (0.52)   $     (0.51)   $     (0.88)
                                        ===========    ===========    ===========    ===========

ACCOUNT RECEIVABLES

      The Company's management evaluated the efforts being placed and the limited success in collecting accounts receivable in arrears, mainly those related to the cellular business being phased out and other disputed balances. Based on this, CSPR increased the allowance for doubtful accounts by $200,000 in the quarter ended January 31, 2004, eliminating the remaining credit risk of those accounts. However management plans include continuing its collections effort by using collections agencies and legal resources to try to collect all accounts receivable already allowed for, especially the cellular accounts.

Inventories

      Inventories consist of the following:

                                          April 30,       July 31,
                                            2003            2004
                                          ---------       --------
                                               (In thousands)
Purchased components                      $     357       $    710
Components and materials related to
   installation in process                       76             85
Parts and materials for sales                   168            452
                                          ---------       --------
        Total inventories                 $     601       $  1,247
                                          =========       ========

      The Company's management has taken measures to protect its future by narrowing the line of product offerings. The rapid technological change from traditional to voice-over IP systems has necessitated the need for the Company to become more focused on fewer brands and on increased efficiency in its core business. In connection with this change in product strategy, the Company recognized $600,000 of inventory adjustments in the quarter ended January 31, 2004, of which $258,000 were charged to the product cost center and $342,000 to the service cost center as a cost of revenue. Lower inventory values provide a better match to the value of returned parts related to warranty claims with their future utilization in other warranty and maintenance jobs, and allows the write down of slow-moving and obsolete items. The Company plans to sell its excess inventory in the secondary market that generally requires a sizable discount for liquidation.

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

      Goodwill of $382,000 had been recorded in conjunction with the assets acquisition of Ochoa Telecom in May 14, 2001. The Company adopted SFAS No. 142 effective August 1, 2001, and performed an impairment test of its existing goodwill based on a fair value concept. The adoption of SFAS No. 142 did not have a significant impact on the Company's results of operations or financial position during fiscal year 2003 or in the nine months ended April 30, 2004. As of April 30, 2004 and July 31, 2003, the Company has net unamortized goodwill of $382,000.

CONTINGENCIES

      CSPR is currently subject to one lawsuit regarding an alleged breach of contract, two lawsuits regarding employment issues, a fourth lawsuit in which the Company was included as a Third Party Defendant, and a fifth lawsuit regarding employment issues which was filed as a counterclaim at a unfair competition and business operations claim CSPR filed against one of its competitors, Envision Technologies. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. At the first court hearing in May, CSPR was given a 15-day period to submit CSPR's expert witness report and a total of 30 days (due June 30, 2004) for both parties to conclude all discovery proceedings. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fourth lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa would cover all of CSPR's legal fees and any judgment against CSPR that may result from this case. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

SEGMENT INFORMATION

      CSPR's previously reported segments were Communications Systems and Cellular Services. Because the Cellular Service segment is less than the 10% of our total revenue and it is no longer significant, the Company has decided to stop reporting it as a segment.

SUBSEQUENT EVENT

      Our affiliated company, Cortelco Puerto Rico, Inc. has signed an option agreement for the sale of the building located at 1550 Ponce de Leon, Rio Piedras, Puerto Rico. This option is in effect until the 15th day of August 2004. If the option is exercised and the building is sold, CSPR anticipates receiving approximately $291,000 net of CSPR's payable balance due from Cortelco Puerto Rico, Inc. from the proceeds received from the sale of the building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management's views of future events, developments, and trends.In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also directs your attention to the risk factors affecting our business that are discussed elsewhere at the end of this Item. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

OVERVIEW

      The Company is a value-added reseller of third-party brands of voice and data communication systems. The rapid technological change from traditional to voice-over IP systems has necessitated the need for the Company to become more focused on fewer brands and on increased efficiency in its core business. The Communications Systems revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contract and services. The Company's operations also include the sales of cellular telephones and cellular airtime. Cellular Services revenues were 3% of our total revenues for the nine months ended April 30, 2004 and as CSPR anticipated that these revenues will continue to represent a smaller percentage, the Company will be discontinuing the cellular operation before July 31, 2004 and focus all effort in its core business. The Company as a cellular reseller cannot be competitive anymore in price with the main carriers established in Puerto Rico which includes the five multinational wireless companies. All of our business is conducted in Puerto Rico, although the Company sometimes sells a limited amount of communications systems in the Caribbean. The Company's products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty.

      Currently, our continuance as a going concern is dependent upon our ability to improve profitability to the break even point, generate cash from our account receivables on a timely basis and continued support from our suppliers. Failing to do so the Company would have to raise capital from external sources. CSPR does not expect to generate sufficient revenues to enable us to offset the inventories and bad debts accounts written off (totaling $800,000) to be profitable for fiscal year 2004. The Company may require additional funding to continue our operations in order to achieve meaningful sales volumes. In addition, CSPR must generate the necessary funds in order to fully implement our business plan. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity.

      The Company's management has taken measures to protect its future by narrowing the line of product offerings. In connection with this change in product strategy, in the quarter ended January 31, 2004, CSPR recognized $600,000 of inventory adjustments and increased the allowance for doubtful accounts by $200,000, eliminating the remaining credit risk of those accounts. In the inventory adjustments, the Company plans to sell its excess inventory in the secondary market. Regarding to the allowance for doubtful accounts, CSPR plans to continue its collections effort by using collections agencies and legal resources.

      CSPR's management plans include continuing its reductions of operating cost and expenses while striving for an increase in sales profits. The Company will continually look for ways to increase our installed base of customers via improved service performance, and increased maintenance sales efforts as our highest gross margins are from service revenues. To improve service performance, the Company is revamping its training program to develop more highly qualified technicians. To improve maintenance sales results, during this quarter, the Company has reassigned three individuals from new equipment sales to the sale of maintenance services to support and increase our customer base.

THREE MONTHS ENDED APRIL 30, 2004 AND 2003

      The following discussion provides information about the Company's operations, for the three months ended April 30, 2004 and for the three months ended April 30, 2003.

NET REVENUES

      Net revenues increased 8.58%, or approximately $135,000 in the three months ended April 30, 2004 compared to the same three months period in 2003. The results primarily reflect increased revenue of approximately $94,000 in new products and additions, and approximately $41,000 in services and maintenance contracts due to changes in management strategy and improved focus on the core business.

COST OF REVENUES AND GROSS PROFIT (LOSS)

      Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit (loss) increased to a profit of approximately $472,000 in the three months ended April 30, 2004 from approximately $39,000 loss in the three months ended April 30, 2003. CSPR's gross margins were 27.6% in the three months ended April 30, 2004 and (2.5%) in the three months ended April 30, 2003. The increase in gross margin was primarily due to the net effect of reductions of costs and productivity improvements resulting from the restructuring plan adopted by the Company to offset the recording of $500,000 for slow moving inventory in the third quarter of fiscal year 2003.

SELLING, GENERAL AND ADMINISTRATIVE

      The operating expenses consist mainly of salaries of our sales, marketing, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. Selling, general and administrative expenses decreased 8.8% to $538,000 in the quarter ended April 30, 2004 from $590,000 in the quarter ended April 30, 2003. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan.

INCOME TAX BENEFIT (EXPENSE)

      No income tax benefit was recognized in the three months ended April 30, 2004 or the three months ended April 30, 2003 because CSPR cannot conclude that it is whether or not that its deferred tax assets will be realized in the future.

NINE MONTHS ENDED APRIL 30, 2004 AND 2003

      The following discussion provides information about the Company's operations, for the nine months ended April 30, 2004 and for the nine months ended April 30, 2003.

NET REVENUES

      Net revenues decreased 2.1% to $5.4 million in the nine months ended April 30, 2004 from $5.5 million in the nine months ended April 30, 2003. The results primarily reflect increased revenue of approximately $50,000 in new products and additions offset by a decrease of approximately $167,000 in services and maintenance contracts. For that reason, the Company plans to improve service performance, and increase maintenance sales efforts

COST OF REVENUES AND GROSS PROFIT (LOSS)

      Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installation of our systems. Gross profit decreased 11.7% to $963,000 in the nine months ended April 30, 2004 from $1.1 million in the nine months ended April 30, 2003. CSPR's gross margins were 17.7% in the nine months ended April 30, 2004 and 19.7% in the nine months ended April 30, 2003. The decrease in gross margin was primarily due to the including of $600,000 of inventory reserve in the cost of goods sold to allow for the disposition of excess inventory.

SELLING, GENERAL AND ADMINISTRATIVE

     The operating expenses consist mainly of salaries of our sales, marketing, and administrative personnel and associated overhead. CSPR recognizes these expenses as incurred. As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, the Company does not incur any costs for research and development. Selling, general and administrative expenses decreased 17.6% to $1.8 million in the nine months ended April 30, 2004 from $2.2 million in the nine months ended April 30, 2003. The decrease was primarily due to reductions in personnel, facilities, and associated overhead resulting from the implementation of the Company's restructuring plan.

INCOME TAX BENEFIT (EXPENSE)

      No income tax benefit was recognized in the nine months ended April 30, 2004 or the nine months ended April 30, 2003 because CSPR cannot conclude that it is whether or not that its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to the initial public offering of eOn, the Company funded its operations primarily through cash generated from operations and periodic borrowings under our former revolving credit facility. Subsequent to the initial public offering, eOn periodically provided funds through parent-subsidiary loans as our credit facility was retired with funds from the initial public offering. The last funds received from eOn were in November 2000 and we have funded all cash requirements and loan repayments to eOn of $2.25 million since that date from operating revenues. Management plans to consistently grow the Company at a moderate rate with the purpose of minimizing the necessity of additional capital. However, if our business begins to grow faster, CSPR may need additional capital. Such capital may not be available on favorable terms and conditions.

      As reported in the Company's 10Q for the period ended January 31, 2004, the Company entered into an agreement with Cortelco, Inc. to sell 400,000 shares of common stock for $0.27 per share for total proceeds of $108,000. The sale was completed on March 22, 2004. The proceeds of the offering are to be used to fund current operational and overhead expense of the Company. The Board of Directors of the Company unanimously approved the sale, after considering the lack of alternative sources of funds, the immediate need of the Company for additional funding to continue operations, the expense and timing associated with a registered offering of its securities to the general public and the prices at which the stock has traded in the open market for the past year.

      The Company continues to operate at or slightly below a "break even" point disregarding reserves for excess inventory and past receivables that are considered uncollectable. Therefore management plans include continuing its reduction of operating costs and expenses while striving for an increase in sales profits. However, the Company cannot assure that we will be successful either in increasing sales of our products or in reducing expenditures. Moreover, even if the Company is successful in improving our current cash flow position, CSPR nonetheless will require additional funds to meet our short-term and long-term needs. CSPR anticipates these funds will come from the proceeds of private placements or public offerings of debt or equity securities, but the Company cannot assure you that we will be able to obtain such funds. In the matter of reducing expenditures, effective in February 2003, the Company moved its operations to a new location, resulting in savings of approximately $175,000 for the fiscal year 2003 and approximately $376,000 for this fiscal year 2004. To increase sales, CSPR jointly with OEM suppliers is developing an aggressive plan that includes visits to our current customer base in order to offer new technologies to help them in the productivity, security and reductions of their telecommunications expenses. Some of these products are IP Office, Unified Messaging and Digital Video Recording (DVR). Also, the Company is working toward increasing its maintenance service contracts by assigning additional salespersons to generate maintenance contracts for new customers and continuing the renewal of the existing customers' contracts.

      The Company goal is to improve cash flow and ultimately generate operating profits. To improve cash flow, the Company has established stricter credit terms for our customers, requiring larger down payments for new installation and additions. Also in addition to having two dedicated persons in the collection department; CSPR encourages the salesperson who has the direct contact with our customer, to help in the collection of both current and overdue accounts. Finally the Company is using collections agencies to attempt to collect those accounts receivable, which are already allowed for. The Company expects that the cash to pay our debt will come mainly from our trade accounts receivable net of allowance, which is twice the amount of accounts payable trade. At this moment the Company has been able to maintain the same credit terms with our trade suppliers which facilities our ongoing business with them. Only two or three smaller suppliers require COD terms. So as long as the Company can maintain our accounts receivable collections in a timely basis, CSPR will continue to be able to pay our suppliers. However, no assurances can be given that the Company will be successful in achieving profitability and positive cash flows. The magnitude of our future capital requirements will depend on many factors, including, among others, investments in working capital, and the amount of income generated by operations. If the Company needs to raise additional capital, that capital may not be available on acceptable terms, or at all. If the Company cannot raise necessary additional capital on acceptable terms, it may not be able to successfully market our products and services, take advantage of future opportunities, and respond to competitive pressures or any unanticipated requirements or even continuing operating our business.

      Net cash used in operating activities was approximately $46,000 and $242,000 for the nine months ended April 30, 2004 and April 30, 2003, respectively. Cash used in operating activities in the nine months of this fiscal year resulted primarily from the Company's net loss, the decrease in accounts payable and increase in prepaid expenses, partially offset by the decrease in accounts receivable and inventories.

      Net cash used in investing activities was approximately $13,000 for the nine months ended April 30, 2004 and net cash provided by investing activities was approximately $3,000 for the same period in fiscal year 2003. Cash used in investing activities in these nine months of the current fiscal year consisted primarily of cash used for capital expenditures.

      Net cash provided by financing activities was approximately $83,000 for the nine months ended April 30, 2004 and net cash used in financing activities was approximately $25,000 for the nine months ended April 30, 2003. Cash provided by financing activities in these nine months of the current fiscal year consisted primarily of increase of Capital Stock from the sale of 400,000 newly issued shares of common stock at $0.27 as per agreement with Cortelco, Inc., a company related by common ownership, partially offset by the $25,000 final repayments of the note payable issued for the acquisition of certain assets acquired from Ochoa Telecom in May 2001.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      You should carefully consider the risks set forth in this Form 10-Q. If any of the following risks occur, CSPR's business, operating results and financial condition could be seriously harmed. Additional risks and uncertainties that CSPR is presently not aware of could also impair its business, operating results and financial condition.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Our independent public accountants have expressed substantial doubt about our ability to continue as a going concern in their report on our July 31, 2003 financial statements. Currently, our continuance as a going concern is dependent upon our ability to improve profitability to the break even point, generate cash from our account receivables on a timely basis and continued support from our suppliers. Failing to do so the Company would have to raise capital from external sources. CSPR does not expect to generate sufficient revenues to enable us to offset the inventories and bad debts accounts written off (totaling $800,000) to be profitable for fiscal year 2004. The Company may require additional funding to continue our operations in order to achieve meaningful sales volumes. In addition, CSPR must generate the necessary funds in order to fully implement our business plan. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity. CSPR plans to increase our revenues in the sale of new products and in the maintenance and service contracts that are competitive in our industry. But CSPR cannot assure you that the Company will be able to obtain the results expected or that the Company will be able to achieve, or maintain, a level of profitability sufficient and a positive cash flow to meet our operating expenses, pay our debts and continue as a going concern.

IF THE COMPANY IS NOT ABLE TO RESPOND TO THE RAPID CHANGES IN THE COMMUNICATION SYSTEMS MARKET, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WILL BE HARMED.

      The Company may not be able to sustain our PBX market revenues because the traditional PBX market is declining. One reason for the decline of the traditional PBX market is the emergence of voice switching platforms based on standard PCs and the continued introduction of IP based voice and data communications devices by many of the large equipment manufacturers such as Mitel, Nortel Networks and Avaya. Although CSPR is aggressively entering into the IP telephony market, we may not be able to increase our IP sales or train our personnel rapidly enough to sell and service the newer products. If we do not transform our sales and service quickly enough then our business, operating results and financial condition will be harmed.

IF THE COMPANY FAILS TO OBTAIN AND MARKET NEW TELECOMMUNICATION AND DATA PRODUCTS OR TO ADD FEATURES TO OUR EXISTING TELECOMMUNICATION AND DATA PRODUCTS, THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

      Our success is highly dependent upon the continued successful timely introduction of new telecommunication and data products and new models of our existing telecommunications and data products containing additional features. The markets for our products are characterized by rapid technological change, frequent new product introductions, uncertain product life cycles and changing customer requirements. The rapid change in customers' requirements and the constant introduction of new products by our suppliers could cause a competitive disadvantage, which could harm our business, operating results and financial condition.

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

      Some of the products and services provided by the Company are available through competitors with long operating histories in our markets and many of these products are already familiar to and accepted by consumers. Some of the distributors of these competing telecommunication and data products and services have substantially greater financial resources, market presence, distribution channels, advertising and marketing budgets than us.

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

      The Company incurs sales and marketing expenses and spends significant management time before customers place orders with us, if at all. Revenues from a specific customer may not be recognized in the quarter in which CSPR incurs related sales and marketing expense, which may cause CSPR to miss our revenue or earnings expectations.

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

THE LOSS OF KEY MANAGEMENT PERSONNEL, MAY ADVERSELY AFFECT OUR ABILITY TO SUCCESSFULLY OPERATE THE BUSINESS.

      Sergio Moren, CSPR's Chief Executive Officer and President resigned in April 2004 and CSPR appointed Robert Schnabl as its interim Chief Executive Officer and President. If CSPR is unable to find a permanent qualified replacement for Mr. Moren, its future success could suffer. In addition, CSPR's future performance will be substantially dependent on the continued services of our other key personnel. The loss of any members of our executive management team and our inability to hire additional executive management could harm our business and results of operations. The Company employs our key personnel on an at-will basis. CSPR does not maintain key person insurance policies on any of the members of our executive management team.

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

      CSPR distributes and services products designed and manufactured by eOn, Avaya, Nortel, Mitel, Cortelco, and others. However, the Company does not have exclusive distribution agreements with these companies and competitors exist in our major markets that sell most of these products. Our customers often have the option of purchasing similar communications systems from other distributors in our markets. A decision by the manufacturer to sell to other dealers in our market increases competitive pressures on the Company, and may adversely affect our business.

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

      The Company expects to rely on third-party suppliers for many of the products that it distribute and service, including telecommunications and data systems. CSPR does not have long-term agreements in place with our suppliers and does not control the time and resources that these third parties devote to our business. CSPR cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party suppliers breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, CSPR may be delayed or prevented from delivering some of our products and services. Because our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to deliver our products and services. This outcome would harm our ability to compete effectively and perform our services.

CSPR IS CURRENTLY INVOLVED IN LITIGATION, WHICH, IF RESOLVED UNFAVORABLY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

      CSPR is currently subject to one lawsuit regarding an alleged breach of contract, two lawsuits regarding employment issues, a fourth lawsuit in which the Company was included as a Third Party Defendant, and a fifth lawsuit regarding employment issues which was filed as a counterclaim at a unfair competition and business operations claim CSPR filed against one of its competitors, Envision Technologies. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. The first court hearing in May, established a 15-day period to submit CSPR's expert witness report and a total of 30 days (due June 30, 2004) for both parties to conclude all discovery proceedings. In the employment lawsuits, each of the plaintiffs are former employees of our company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. Regarding the fourth lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa would cover all of CSPR's legal fees and any judgment against CSPR that may result from this case. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

THE PRODUCTS THE COMPANY SELLS AND SERVICES MAY HAVE UNDETECTED FAULTS LEADING TO LIABILITY CLAIMS, WHICH COULD HARM OUR BUSINESS.

      The products the Company sells and services may contain undetected faults or failures. Any failures of these products could result in significant losses to our customers, particularly in mission-critical applications. A failure could also result in product returns and the loss of, or delay in, market acceptance of our products. In addition, any failure of the product CSPR sells could result in claims against us. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although CSPR is unaware of any specific laws or cases that would invalidate our purchase agreement limitation of liability provisions, there is a risk that such provisions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in Puerto Rico or other countries. CSPR maintains insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover all possible claims asserted against us. In addition, even claims that ultimately are unsuccessful could be expensive to defend and consume management time and resources.

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

EXISTING SHAREHOLDERS MAY FACE DILUTION FROM OUR FINANCING EFFORTS.

      If the Company is forced to raise additional capital from external sources to execute our business plan by issuing debt securities, capital stock, or a combination of these securities, the Company may not be able to sell these securities, particularly under current market conditions. Even if CSPR is successful in finding buyers for our securities, the buyers could demand high interest rates or require us to agree to onerous operating covenants, which could in turn harm our ability to operate our business by reducing our cash flow and restricting our operating activities. If the Company was to sell our capital stock, the Company might be forced to sell shares at a depressed market price, which could result in substantial dilution to our existing shareholders.

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

      Our officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 890,029 shares, which in the aggregate represent approximately 56% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The vast majority of the Company's sales are made in U.S. dollars, and consequently, the Company believes that our foreign exchange rate risk is immaterial. The Company does not have any derivative instruments and does not engage in hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90-day period preceding the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of the Company's disclosure controls and procedures were effective to ensure that material information relating to CSPR is made known to such officers by others within CSPR, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal control or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      The Company entered into an agreement with Cortelco Inc. to sell 400,000 shares of common stock of the Company to Cortelco for $0.27 per share for total proceeds of $108,000. The sale was completed on March 22, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

      (A) Exhibits.

Exhibit
Number            Description of Document

31.1 Officers' Certification of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Officers' Certification of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      (B) Reports On Form 8-K.

      During the third quarter ended April 30, 2004, the Company reported the following event on Form 8-K:

Date Filed or Furnished             Item No                                     Description
-----------------------             -------                                     -----------
April 2, 2004                       5 and 7                            Press release reporting changes
                                                                       in executive management and Board
                                                                       of directors.  Also reported the
                                                                       agreement with Cortelco, Inc. to
                                                                       sell 400,000 shares of common stock
                                                                       of the Company

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                           Cortelco Systems Puerto Rico, Inc.

Date: June 14, 2004                        /s/ Francisco Sanchez
                                           ------------------------------------
                                           Francisco Sanchez, Vice President
                                           Chief Financial Officer, Secretary
                                           Duly Authorized Officer
                              (Principal Financial and Accounting Officer)