Form 10KSB
period 2004-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2004-10-29
CIK 1167140

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.

(Name of small business issuer in its charter)

PUERTO RICO (State of incorporation)	66-0567491 (I.R.S. Employer Identification No.)

Parque Industrial Caguas Oeste, Road 156 Km 58.2, Valle Tolima, Caguas PR 00727-0137
(Address of principal executive offices)

(787) 758-0000
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of each class)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the Registrant’s most recent fiscal year: $7,338,866

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $121,470 based upon the closing sale price as quoted on the OTC Bulletin Board on 09/30/04. The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,604,557 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one): Yes No

Back to Contents

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 6. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our financial statements and the notes included thereto in Item 7.

Item 1	DESCRIPTION OF BUSINESS

Introduction

Cortelco Systems Puerto Rico, Inc. (the “Company”, “CSPR”) is a value-added reseller of third-party brands of voice and data communication systems. The Company’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty. The rapid technological change from traditional to voice-over IP systems has necessitated the need for the Company to become more focused on fewer brands and on increased efficiency in its core business. The Company’s revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services. During this period all of our business was conducted in Puerto Rico, although the Company may in the future sell a limited amount of communications systems elsewhere in the Caribbean, Latin America or South America. The Company’s operations also included the sales of cellular telephones and cellular airtime. Cellular Services revenues were 3% of our total revenues for the fiscal year ended July 31, 2004. Since CSPR anticipated that these revenues would continue to decline, the Company discontinued the cellular operation effective June 30, 2004 in order to focus all efforts in its core business.

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

Products and Services

The Company installs, programs, and services voice and data communications systems such as customer premise PBX’s, call centers, interactive voice switches and CTI applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBX’s are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer’s premises, as well as access to the public switched network.

Sales and Marketing

The Company sells our voice and data communications systems through a direct sales force. Most of the voice and data communications systems CSPR sells are installed directly by us. CSPR advertises our voice and data communications products primarily through trade shows and hosted marketing presentations.

Customer Service and Support

The Company earned approximately $3.2 million of our revenue in fiscal year 2004 and approximately $3.4 million in fiscal year 2003 from the servicing of voice and data communications systems previously installed. Customers

Back to Contents

generally sign maintenance agreements, which detail the services provided and the fees charged for delivering such services. The equipment’s manufacturer trains our personnel in the products that the Company distributes through training courses. A key factor in assessing whether to distribute additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the market and the technical expertise required to service the equipment.

Industry Overview

Competitors that distribute many of the same products that CSPR distributes generally characterize the Company’s markets. Therefore, price competition is often intense for many of the products that CSPR distributes. As other value-added resellers sometimes offer the same equipment as us, the quality of customer service provided is often the differentiating factor in winning new customers.

Competition

The business communications market is highly competitive. Competitive factors include (1) market acceptance of the products, services and technology solutions that the Company provides, (2) pending and future legislation affecting the communications industry, (3) name recognition and market share, (4) our ability to provide integrated communication and data solutions for customers in a dynamic industry, and (5) the introduction of new technologies.

The dominant competitor in the Puerto Rico market is Puerto Rico Telephone (“PRT”), which is significantly larger than any other competitor in the market. However, recently PRT has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive. PRT has traditionally been the reseller, installer, and a service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico. As PRT exits the reseller and service business for customer premise voice products, the Company will compete with other resellers in the attempt to acquire the maintenance contracts for PRT’s customers. Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service. Therefore, having the lowest sales price is often the key to winning a customer initially. Resellers will often compete aggressively on price in order to win customers for maintenance purposes. CSPR is one of the largest resellers in the Puerto Rico market. The Company believes that its size offers a competitive advantage in continuing to grow the Communications Systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases.

Some of our competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. Therefore, CSPR’s relative size may be a competitive disadvantage but the Company now has more flexibility to charge lower rates for our services because of ongoing overhead reductions.

There are also a number of large, integrated national companies, which also manufacture and sell directly the products that the Company services and sells. Some of our larger competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices than us for acquisition opportunities. As a result, CSPR has a competitive disadvantage compared to these larger competitors but the Company is working to find an institutional line of credit to compete in this type of situation.

Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Certain products and services that the Company offers are manufactured or supplied by others. This presents a competitive disadvantage to us since CSPR incurs the risk of reliance upon third-party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

Principal suppliers

The Company sells, installs, and services the voice and data communications of a number of equipment manufacturers, including Avaya, Mitel, Cortelco, eOn, Nortel, Lucent, Hitachi and Nec among others. CSPR does not make any of the products that it sells but assembles, integrates and programs the communication system

Back to Contents

equipment that the Company sells. The products that CSPR sells are not under exclusive agreements from the manufacturers.

Customers

Our customers include mostly small and medium sized businesses as well as a few larger ones. Although the majority of sales occur only in Puerto Rico, the Company does not derive a significant portion of our revenues from any single customer. Sales outside Puerto Rico are currently not significant. However, CSPR is evaluating the requirements and resources that may in the future be needed to expand export sales in the Caribbean, Latin America, or South America.

Intellectual Property

The Company does not own any patents, trademarks, or licenses in the conduct of our business. The Company conducts most of the operations under the trade name “Cortelco” which is well known by customers in Puerto Rico. Under Puerto Rican law, CSPR has a proprietary interest in this trade name for so long as the Company continues to actively use it.

Governmental Regulation

The Company is not directly regulated by any governmental agency. However, the Federal Communications Commission and Junta Reglamentadora de Telecomunicaciones de Puerto Rico have regulations, which address consumer products that connect to the public telephone network. The Company’s business could be adversely affected if these agencies modify or adopt new regulations. Such regulations could impact the cost of the products CSPR sells or limit the types of products that it may sell, thus reducing our revenues.

Research and Development Activities

As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, CSPR does not incur any costs for research and development.

Employees

As of July 31, 2004, the Company had approximately 68 employees, including 16 in sales and marketing, 36 in customer service and support, and 16 in finance and administration, including both regular and contract employees.

Item 2	DESCRIPTION OF PROPERTY

Effective February 2003, the Company moved its operation to facilities in Caguas Puerto Rico. This movement represented a savings in rent expense of approximately $175,000 for fiscal year 2003 and approximately $376,000 for fiscal year 2004. CSPR leases one building of approximately 8,200 square feet for office space and assembly processing from Municipality of Caguas. The lease on this facility expires in November 2007. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in December 2012. Virtually all of our employees work at this facility, other than those that worked at the direct sales cellular outlets previously operated by us.

Item 3	LEGAL PROCEEDINGS

From time to time, the Company may be a party to legal proceedings incidental to our business. The Company does not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

In 1997, Cellu-Tel, Inc. filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR breached the terms of a contract by ceasing to supply services to the plaintiff. The plaintiff seeks damages of approximately $854,430. Discovery proceedings are being conducted. As a result of the information obtained during discovery, the Company filed a Third Party Complaint against City Cellular, Inc. and Edgardo Correa, who is the President of Cellu-Tel, Inc. and City Cellular, Inc. CSPR alleged in the Third Party Complaint that City Cellular is a business conduit (an “alter ego”) of plaintiff Cellu-Tel, Inc. The Company has also alleged that City Cellular has continued to conduct the business of the plaintiff. The Company also believes that City Cellular has received

Back to Contents

the benefits and income that plaintiff would have received, if any. Therefore, CSPR believes that City Cellular is directly responsible to Cellu-Tel. City Cellular has answered the Third Party Complaint and denied the allegations and raised several defenses. The Company intends to follow through with discovery proceedings regarding the Third Party Complaint. The Company believes that this litigation is without merit and in any case that any judgment in favor of plaintiff should be for a lower sum than the one claimed by plaintiff.

In 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. This case included two plaintiffs, Mr. Gonzalez and Mr. Luis Luhring, but as the Company requested, the two causes of action were separated into different and independent cases. Mr. Luhring filed alleging unjust dismissal by CSPR and age and national origin discrimination. The plaintiff was recruited for 90 days as a probationary employee. Before ending his probationary period, the Company decided not to offer him a regular position. The plaintiffs seek $5,074,321 for Mr. Gonzalez and $3,072,000 for Mr. Luhring, for alleged damages and loss of business. CSPR filed a Motion for Summary Judgment in each case. The court resolved Mr. Luhring’s claim in our favor. The Company was notified of the judgment on October 21, however, the judgment will not be final until November 2004. CSPR will continue to strongly defend the remaining case. Although CSPR cannot opine as to the outcome of the remaining case, the Company believes that any potential liability should be limited to the discrimination claims, and only if the plaintiff is able to prove that he was illegally mistreated and discriminated against by the Company.

In 2002, CSPR filed a complaint in the Court of First Instance, San Juan, Puerto Rico against Edwin Colberg, Godwin Aldarondo, former vice president and legal counselor of CSPR respectively, Envision Technologies, Inc., a competitive business created by Colberg and Aldarondo, and various former employees of CSPR that have repayment contracts with the Company. CSPR claims $10 million in damage by violation of fiduciary duties, use of trade secrets, confidential information, wrongful intent of creating a competitive business, and wrongful interference with contracts. Also, there is a claim against various employees for breach of contract. Edwin Colberg and his wife filed a counter suit, alleging that CSPR wrongfully discharged Mr. Colberg. Colberg is requesting statutory severance payment for damages caused by hostile environment and mistreatment by superiors, and economic damages. Also, Mr. Colberg is requesting damages for emotional distress caused by the alleged discrimination, an amount that in conjunction with the punitive damages he is also requesting totals $6,348,000. Colberg’s wife is requesting $1,000,000 in damages for emotional distress. The Company has conducted an investigation of the allegations and concluded from our investigation that no discrimination of any type occurred. The Company believes that our actions were justified by business reasons, and that this litigation is without merit and will not have a material adverse effect on our business.

In 2002, the Company was included as a Third Party Defendant in a lawsuit against Ochoa Telecom, Inc. (“Ochoa”) filed in the Court of First Instance, Bayamón, Puerto Rico. Plaintiffs (14 former employees of Ochoa) allege Ochoa dismissed them without just cause and CSPR is a successor employer. Plaintiffs also request damages for alleged fraud in their employment terminations. CSPR recognized plaintiff’s seniority at the workplace and the Court entered partial judgment dismissing the cause of action of 9 plaintiffs that work with the Company. The Court also dismissed the damage claims of the 14 plaintiffs and only 5 remain in the case concerning their unjust dismissal. CSPR is strongly defending this case. Although CSPR cannot opine as to the outcome of this case, the Company believes that this litigation is without merit and will not have a material adverse effect on our business.

In 2003, a claim was filed in the Court of First Instance, Caguas, Puerto Rico by Inversionistas Unidos, Inc. (“Inversionistas”) for the alleged breach of contract of certain lease agreement of two commercial spaces between CSPR and Inversionistas. Notwithstanding, CSPR never signed the contract they are trying to enforce by means of this cause of action. CSPR only signed a letter of intent with initial terms and conditions. The complaint alleged damages amounting to $129,500, plus expenses and attorney fees. This case was settled out of court for $25,000 on October 19, 2004, which is accrued in the Company’s financial statements.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Back to Contents

PART II

Item 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

	HIGH	LOW

FISCAL YEAR ENDED JULY 31, 2004
First Quarter	$0.25	$0.07
Second Quarter	0.25	0.08
Third Quarter	0.25	0.10
Fourth Quarter	0.30	0.17

FISCAL YEAR ENDED JULY 31, 2003
First Quarter	$0.75	$0.25
Second Quarter	0.25	0.15
Third Quarter	0.30	0.10
Fourth Quarter	0.25	0.07

Holders

As of September 30, 2004, there were 229 shareholders of record of our common stock and, to the best of our knowledge, approximately 4,000 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Back to Contents

Dividends

During fiscal year 2004, the Company did not declare any dividends on our capital stock. The Company currently intends to retain any earnings to finance the operation and expansion of our business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of July 31, 2004:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	350,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	350,000

Item 6	MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

Near term, the Company’s cash position is tight and our continuance as a going concern is dependent upon our ability to improve profitability above the break even point, generate cash from our receivables on a timely basis and to retain continued support from our suppliers. Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our financial statements.

Working capital decreased to approximately $920,000 in fiscal year 2004 from $1.8 million in fiscal year 2003, principally as a result of the decrease in inventory discussed under Results of Operations, and the collection of related party receivables, which proceeds were used to settle current obligations.

The Company’s management has taken measures to protect our future by narrowing product offerings. The current sales outlook for fiscal year 2005 is encouraging. Historically the second quarter of each fiscal year is a low point for sales revenue, but CSPR has been receiving customer commitments for new system installations that should provide higher revenue than is currently budgeted. However to achieve the increased opportunities, CSPR will need to obtain a line of credit from a Puerto Rican financial institution, and seek to extend our credit limit with our main equipment suppliers. Also, CSPR will be implementing a plan to accelerate payment terms during the installation process to reduce accounts receivable. In the past, the customer was allowed to withhold up to 30% of the total contract until final customer acceptance. New agreements will be negotiated to limit the amount subject to final customer acceptance to not more than 10% of the total.

CSPR’s plans include continuing to closely monitor our operating cost and expenses that have been significantly reduced during the last few years, while striving for an increase in sales profits. The Company will continually look for ways to increase our installed base of customers via improved service performance, and increased maintenance sales efforts since our highest gross margins are from service revenues. To improve service performance, the Company is revamping its training program to develop more highly qualified technicians. To improve maintenance

Back to Contents

sales results, the Company has reassigned three individuals and one manager from new equipment sales to the sale of maintenance services to support and increase our customer base. The Company is also pursuing productivity improvements via better communication with our customer base to better understand the service request in order to resolve the problem on our first visit to the customer site.

No assurance can be given that CSPR will be successful in achieving our near term goals necessary to raise sufficient cash and meet the Company’s obligations with our customers and suppliers. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity.

Results of Operations

The following discussion provides information about the Company’s operations, for the fiscal year ended July 31, 2004 and for the fiscal year ended July 31, 2003.

Net revenues consist of sales of new product and additions (“Product”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues decreased 5.2% to $7.3 million in fiscal year 2004 from $7.7 million in fiscal year 2003. The results primarily reflected decreased revenues of approximately $171,000 from the Product segment due to a decline in cellular and export revenues of approximately $627,000, offset by an increase in new product sales by approximately $456,000. In the Service segment the decrease of revenues was approximately $191,000 as a result of replacing equipment under a service contract with new equipment for existing service customers during the year.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations of the systems and maintenances. Cost of revenues includes $950,000 for inventory obsolescence charges in fiscal year 2004 and $1.2 million in fiscal year 2003. The gross margin before inventory adjustments was 29.8% in fiscal year 2004 and 28.8% in fiscal year 2003. The increase primarily was as a result of the Company’s plan to increase the sales profit.

In fiscal year 2003, CSPR identified excess inventory that was also slow moving, for various reasons including, among others a decrease in business. In 2003, CSPR adjusted the value of the inventory by $1,200,000 with the expectation that much of that inventory could be sold in the secondary market at a discount. However, CSPR was not successful in selling the devalued inventory in the secondary market, that together with the change in product strategy implemented in 2004, required additional adjustments of $725,000 in the second quarter of fiscal year 2004 and a final adjustment of $225,000 in the last quarter of fiscal year 2004, for a total inventory adjustment of $950,000 for fiscal year 2004. The Company will continue the plan to sell its excess inventory in the secondary market.

In fiscal year 2004, CSPR wrote off $200,000 of doubtful accounts thereby eliminating any credit risk associated with the remaining old and disputed accounts receivable. Regarding to the allowance for doubtful accounts, CSPR plans to continue its collections effort by using collections agencies and legal resources.

In fiscal year 2004, CSPR wrote off the $382,000 of goodwill originally recorded in the acquisition of Ochoa Telecom. Based upon market values for the company stock, it was not practical to continue to report this at the assigned value.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 21.4% to $2.2 million in fiscal year 2004 from $2.8 million in fiscal year 2003. The decrease was primarily due to decreased facility expenses and internal actions to reduce costs and improve productivity.

Interest income, mostly from related parties, was nominal in both fiscal years 2004 and 2003. In addition, the Company had no significant interest expense in either fiscal year 2004 or 2003. Interest income from related parties will not be accrued subsequent to July 31, 2004.

The Company recognized no income tax benefit from our loses in fiscal year 2004 or fiscal year 2003 because CSPR cannot conclude whether or not deferred tax assets will be realized in the future.

Cash flow used in operations was approximately $323,000 in fiscal year 2004 and approximately $144,000 in fiscal year 2003. Major cash and non-cash investing and financing activities in 2004: (1) the proceeds of $108,000 from

Back to Contents

the sale of 400,000 shares of common stock to Cortelco, Inc., a related party, at $0.27 per share, as reported in the Company’s 10-Q for the period ended January 31, 2004, and (2) the collection of related party receivables of approximately $340,000. Fiscal year 2003 includes capital expenditures of approximately $127,000 principally as a result of the improvements made to the new leased facilities.

Although the sale of shares of common stock to a related party had a dilutive effect on the outstanding common shares, the Board of Directors of the Company unanimously approved the sale, after considering the lack of alternative sources of funds, the immediate need of the Company for additional funding to continue operations, the expense and timing associated with a registered offering of its securities to the general public and the prices at which the stock has traded in the open market for the past year.

During fiscal year 2004, CSPR was able to meet our cash needs principally as a result of nonrecurring transactions, including the above discussed shares of common stock, the interim financing provided by a related party, the collection of accounts receivable from other related parties, and the additional deposits received from customers from its previously discussed change in sales policy.

Other Relevant Financial Information

The Company’s Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock. Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of CSPR without the consent of our Board of Directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 890,029 shares, which in the aggregate represent approximately 55% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the fiscal years ended July 31, 2004 and 2003.

Back to Contents

Item 7	FINANCIAL STATEMENTS

CORTELCO SYSTEMS PUERTO RICO, INC.

All other schedules have been omitted since the required information is not presented or not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

Back to Index

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Cortelco Systems Puerto Rico, Inc. Caguas, Puerto Rico

We have audited the accompanying balance sheet of Cortelco Systems Puerto Rico, Inc. as of July 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2004. Our audit also included the financial statement schedule listed in the Index as Schedule II for the year ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cortelco Systems Puerto Rico, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Cortelco Systems Puerto Rico, Inc.’s has suffered recurring losses from operations as a result of significant market loss that combined with a lack of financial resources raise doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HORWATH VELEZ & CO, PSC Puerto Rico

October 25, 2004

Puerto Rico Society of Certified Public Accountants Stamp number 2012089 was affixed to the original of this report.

Back to Index

CORTELCO SYSTEMS PUERTO RICO, INC.

BALANCE SHEET — JULY 31, 2004
(Dollars in Thousands)

ASSETS

Current assets:

Cash	$126
Trade accounts receivable, net of allowance of uncollectible accounts of $329	2,141
Inventories	444
Prepaid expenses	116

Total current assets	2,827

Property and equipment, net	321
Goodwill	—

$3,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$954
Due to affiliated entities	164
Deposits from clients	213
Other accrued liabilities	345
Deferred revenue	231

Total current liabilities	1,907

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized
10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share;
5,000,000 shares authorized, 1,604,557 and 1,204,557 shares issued and outstanding in
2004 and 2003, respectively, except for 400,000 shares sold in fiscal year 2004 but issued
after year end	16
Capital in excess of par value, net of capital contribution note receivable from related party of $304	6,969
Accumulated deficit	(5,744)

Total stockholders’ equity	1,241

$3,148

See notes to financial statements.

Back to Index

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2004 AND 2003
(Dollars in Thousands Except Per Share Data)

	2004	2003

Net revenues:
Products	$4,119	$4,290
Services	3,220	3,411

Total net revenues	7,339	7,701

Cost of revenues:
Products	3,302	3,699
Services	1,849	1,787
Inventory write-down adjustments	950	1,200

Total cost of revenues	6,101	6,686

Gross profit	1,238	1,015

Operating expenses:
Selling, general and administrative	2,195	2,781
Provision for doubtful accounts	200	8
Loss on goodwill write-off	382	—

Total operating expenses	2,777	2,789

Loss from operations	(1,539)	(1,774)
Other income, net	45	25

Loss before provision for income taxes	(1,494)	(1,749)
Provision for income taxes	—	—

Net loss	$(1,494)	$(1,749)

Basic and diluted net loss per share	$(1.11)	$(1.45)

Weighted-average number of shares outstanding	1,348	1,205

See notes to financial statements.

Back to Index

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2004 AND 2003
(Dollars in Thousands)

	Common stock	Capital in excess of par value	Capital contribution note receivable from related party	Retained earnings (deficit)	Total

Balance, August 1, 2002	$12	$7,169	$(304)	$(2,501)	$4,376
Net loss	—	—	—	(1,749)	(1,749)

Balance, July 31, 2003	12	7,169	(304)	(4,250)	2,627
Capital contribution	4	104	—	—	108
Net loss	—	—	—	(1,494)	(1,494)

Balance, July 31, 2004	$16	$7,273	$(304)	$(5,744)	$1,241

See notes to financial statements.

Back to Index

CORTELCO SYSTEMS PUERTO RICO, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2004 AND 2003
(Dollars in Thousands)

	2004	2003

Cash flows from operating activities:
Net loss	$(1,494)	$(1,749)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149	142
Provision for doubtful accounts	200	8
Inventory write-downs	950	1,200
Goodwill write-down	382	—
Loss on disposition of equipment	5	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(194)	(60)
Due from affiliated entities	15	(101)
Inventories	(147)	542
Prepaid expenses	(2)	182
Increase (decrease) in:
Trade accounts payable	(311)	3
Due to affiliated entities	—	5
Other accrued liabilities	164	(277)
Deferred revenue	(40)	(44)

Total adjustments	1,171	1,605

Net cash used in operating activities	(323)	(144)

Cash flows from investing activities:
Capital expenditures	(31)	(127)
Net decrease in investment in sales-type leases	24	26

Net cash used in investing activities	(7)	(101)

Cash flows from financing activities:
Issuance of common stocks	108	—
Proceeds from related parties	310	—
Payments of promissory note	(25)	(25)

Net cash provided by (used in) financing activities	393	(25)

Net change in cash	63	(270)
Cash, beginning of year	63	333

Cash, end of year	$126	$63

Supplemental schedule of noncash investing and financing activities

	2004	2003

Related party receivable settled by another related party	$298,000	$—

See notes to financial statements.

Back to Index

CORTELCO SYSTEMS PUERTO RICO, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2004 AND 2003
(Dollars in Tables in Thousands)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization — Cortelco Systems Puerto Rico, Inc. (“the Company”), a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation (“eOn”) through July 30, 2002. Effective July 31, 2002, the Company was spun-off from eOn to the eOn stockholders. After such spin-off, the Company became an independent entity originally headquartered in San Juan, Puerto Rico that subsequently moved to Caguas, Puerto Rico. The Company’s operations include the sale and service of integrated communications and data equipment in Puerto Rico.

Segment information — The Company’s previously reportable segments were Communications Systems and Cellular Airtime Services. For the years ended July 31, 2004 and 2003, the cellular airtime service was not a significant segment, therefore segment information is no longer provided.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Credit risk concentration — The Company’s business activities primarily are with customers located in Puerto Rico and its trade accounts receivable reflects a broad customer base in the local market. The Company routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk is limited.

Recent accounting pronouncements — The following are recent accounting pronouncements:

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not implemented SFAS No. 123 because it still follows Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees, which is an acceptable alternative. Accordingly, SFAS No. 148 is not applicable until the Company implements SFAS No. 123.

Back to Index

In August 2003, the Company adopted Emerging Issue Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement’s consideration should be allocated among separate units. EITF 00-21 did not have a material impact in the Company’s results of operations or financial position.

Fair value of financial instruments — The carrying amounts of cash is a reasonable estimate of their fair value.

The carrying amounts of accounts receivable, accounts payable, accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities.

It is impracticable to determine the fair value of the amounts due to affiliated entities because they are unsecured, bear no interest, and have no definite due date.

Impairment of long-live assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset. Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No indications of impairment are evident as a result of such review, except as more fully disclosed under Goodwill.

Communication systems and maintenance services revenues — Revenues from communication systems and parts include the sales of integrated communications equipment and all the related installation and implementation services. The Company recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. The Company recognizes service revenues for maintenance contracts over the life of the service contracts on a straight-line basis, and for other services as the service is provided. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements.

Cash — Cash is deposited in high-credit qualified financial institutions.

Allowance for doubtful accounts — The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is recorded at net realizable value.

Property and equipment — Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the asset’s estimated useful life or lease term as follows:

Back to Index

Estimated useful life (years)

Office and production equipment	3-5
Furniture and fixtures	5-10
Internal use software	3-5
Leasehold improvements	5 or lesser of lease life or asset category life

When assets are sold, retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Significant improvements to leased property are capitalized and amortized over the term of the lease. Maintenance and repairs are expensed.

Goodwill — During the year ended July 31, 2004, the Company determined that goodwill was impaired and wrote-off the same. Goodwill represented the excess of cost paid for certain net assets over the book value of the assets acquired.

Product warranty — The Company gives a one year warranty to certain products and services sold. The Company recognizes an accrued warranty liability when it sells a product or service. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of technician’s labor and freight.

The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

Accounting for income taxes — Deferred income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising — Advertising is charged to expense as incurred.

Income (loss) per common share — The Company reports its earnings per share (“EPS”) using Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Reclassification — Certain amounts in the 2003 financial statements were reclassified to conform to the 2004 presentation.

Back to Index

2.	GOING CONCERN AND MANAGEMENT PLANS:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s recurring losses, reduced market share, and lack of financing resources raise doubt about the Company’s ability to continue as a going concern. Although the Company’s efforts to increase sales have yet to materialize, actions taken to control costs allowed the Company to reduce its 2004 losses before major non-recurring charges for inventory write-downs and asset impairment losses. However, this has not been sufficient to offset negative cash flows from operations. Accordingly, although management is optimistic about the projected outcome for fiscal year 2005, no assurances can be given that the Company will be successful in achieving sustainable positive cash flows and profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	INVENTORIES:

Purchased components, net of slow moving inventory write-downs of approximately $817,000	$271
Component and materials related to installations in process	143
Service parts and materials, net of slow moving inventory write-downs of approximately $90,000	30

$444

4.	PROPERTY, PLANT AND EQUIPMENT:

Furniture and fixtures	$384
Leasehold improvements	86
Computer equipment and software	292

762
Less accumulated depreciation and amortization	(441)

$321

5.	OTHER ACCRUED LIABILITIES:

Reorganization costs	$118
Payroll and payroll taxes	95
Commissions	61
Other	71

$345

Back to Index

6.	RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2004 and 2003, the Company purchased approximately $466,000 and $102,000, respectively, in merchandise from Cortelco. Inc., a related party.

Through February 28, 2003, the Company leased its building from Cortelco Puerto Rico, Inc. under an operating lease agreement that was cancelled on such date. Rent expense related to this agreement for the year ended July 31, 2003 amounted to $177,000.

During the fiscal year ended July 31, 2004, related parties that owed $298,000 to the Company settled liabilities of the Company to other related parties for that amount.

As of July 31, 2004, the balances due to related parties are non-interest bearing, unsecured, and have no definite due date. Also, a $304,000 note receivable from a related party, assigned to the Company upon the spin-off from eOn Communications Corporation, on July 31, 2002, is still outstanding. This note is presented in the financial statements as a reduction of stockholders’ equity.

7.	ADVERTISING EXPENSE:

Advertising expense for the years ended July 31, 2004 and 2003, amounted to $42,000 and $38,000, respectively.

8.	INCOME TAXES:

As a Puerto Rico corporation not doing business in the United States, the Company is exempt from Federal taxes.

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company’s process of assembling communication equipment will enjoy preferential tax rates, as follows:

Tax	Benefit

Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Under the decree, the Company will be required to comply with certain levels of employment. The tax decree did not result in any income tax benefit for the years ended July 31, 2004 and 2003.

Back to Index

The Company has available income tax carryforward losses to offset future taxable income that expire as follows:

Year	Income covered by the decree	Other Income

2008	$—	$107
2009	—	2,384
2010	1,508	302
2011	918	1,364

	$2,426	$4,157

Reconciliation between the income tax expense recognized in the Company’s statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

	2004	2003

Income tax expense (benefit) at Puerto Rico tax rate (39%)	$(583)	$(682)
Effect on decree on tax determination	294	482
Difference in method in recognizing doubtful accounts	(82)	(127)
Difference in method in recognizing inventory write-downs	(200)	192
Differences in accrued expenses	(28)	(92)
Other, net	3	3
Contingent reserves	596	224

Total income tax expense	$—	$—

Back to Index

The components of the net deferred tax asset for taxable income at July 31, are as follows:
	2004	2003

Deferred tax assets resulting from:
Inventory allowance	$76	$554
Other accrued liabilities	92	198
Allowance for doubtful accounts	156	210
Net operating loss carryforwards	1,791	1,677

	2,115	2,639

Less valuation allowance	(2,115)	(2,639)

	$—	$—

The Company cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

9.	COMMITMENTS AND CONTINGENCIES:

Claims:

The Company is currently subject to one claim regarding an alleged breach of contract, and various claims (or counterclaim) regarding employment issues, as follows:

In the breach of contract case, the plaintiff alleges that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $855,000. Although management is strongly contesting the claim, management believes, based on the opinion of counsel, that if the Court does not accept the Company’s defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable, an accrual for losses has not been recorded in the Company’s financial statements.

In the employment cases, each of the plaintiffs are former employees of the Company or their spouses, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified.

One of the employment cases relates to a counterclaim, for approximately $7 million, established by a former employee and his wife, when the Company sued him and other parties for violations of fiduciary duties, as a result of the alleged use of trade secrets and confidential information to establish a competitive business. The plaintiff has presented an offer to settle this case for a small percentage of the original amount. The Company is evaluating such offer. The Company has adequate provisions in its balance sheet to settle such amount, which is considered to be the maximum exposure to settle the same.

Back to Index

The Company is also defendant in two other claims by former employees, totaling approximately $8 million. The Company has filed motions for summary judgment in both claims as management believes, based on the opinion of counsel, that the same are without merit. The Company does not believe that any of these cases will result in a significant unfavorable outcome that would have a material adverse effect upon the Company’s business.

The Company is also a party in other claims incidental to their business. The Company does not believe that those claims will have a material adverse effect on the Company’s business or its financial condition.

Leases:

The Company leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expires on November 30, 2007. Rent expense related to this agreement for the year ended July 31, 2004 and 2003 amounted to $31,000 and $21,000, respectively. The Company also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement for the year ended July 31, 2004 and 2003 amounted to $23,000 and $13,000, respectively.

Future minimum lease payments under these agreements for the next five years are as follows:

Year ending July 31,	Amount

2005	$58
2006	64
2007	70
2008	26

$218

During the years ended July 31, 2004 and 2003, rent expense related to other operating leases amounted to approximately $85,000 and $159,000, respectively. These leases expired mostly in 2004.

10.	EMPLOYEE BENEFITS:

The Company provides its employees a savings plan (the plan). Under the terms of the plan, employees may contribute from 1% to 10% of pretax annual compensation, but cannot exceed $8,000. However, effective January 2003, the Company no longer contributes to the plan. Previously the Company matched 50% of employee’s contributions up to 6% of the employee’s compensation, as defined, with a maximum limitation of $2,000 for any one employee.

Back to Index

11.	PREFERRED AND COMMON STOCK:

The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2004, there were no outstanding shares of preferred stock.

On June 9, 2003, the Board of Directors approved the addition of 250,000 common stock shares to be reserved for an equity incentive plan. As of July 31, 2004, the equity incentive plan has not been established.

On March 22, 2004, the Company sold 400,000 shares of common stock for $0.27 per share under an agreement with Cortelco Inc., a related party. The shares were issued on September 29, 2004.

Back to Contents

Schedule II — Valuation and Qualifying Accounts

($ In thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2003:
Allowance for doubtful accounts and sales allowance	864	8	—	333	539
Warranty reserve	315	454	—	498	271

2004:
Allowance for doubtful accounts and sales allowance	539	200	—	410	329
Warranty reserve	271	347	—	387	231

Back to Contents

Item 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B	OTHER INFORMATION

None.

PART III

Item 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following table sets forth information as to the persons who serve as our executive officers. The Company’s board of directors may appoint additional executive officers from time to time.

Name	Age	Title

Robert Schnabl	53	President, and Chief Executive Officer
Francisco Sanchez	56	Vice President — Finance and Administration, and Chief Financial Officer

ROBERT SCHNABL was appointed President and Chief Executive Officer of the Company effective April 1, 2004. Mr. Schnabl has served as Director of Program Management for Cortelco Inc. since 1999. From 1994 until 1999, he served in a variety of roles for Cortelco Inc., Cortelco Systems and eOn Communications. Prior to joining Cortelco, Inc. in 1994, Mr. Schnabl was the Vice-President of Engineering and Quality for CMC Industries, Inc., which, at the time, was one of the fifteen largest contract electronics manufacturing companies in the world. From 1981 until 1990, Mr. Schnabl held numerous position of increasing responsibility with ITT Telecommunications and its successor companies in the Engineering and Quality departments. Mr. Schnabl has a Bachelor of Science degree from the United States Military Academy at West Point.

FRANCISCO SANCHEZ became Chief Financial Officer of the Company in July 2000 and became Vice President — Finance and Administration in April 1999. Mr. Sanchez served as a director of the Company from January 2002 to September 2002. He was Vice President — Finance and Administration of CPR from July 1998 until April 1999. From June 1987 to June 1998, Mr. Sanchez was Caribbean Region Comptroller for H.B. Fuller Company. From June 1978 to May 1987, Mr. Sanchez held executive positions, Assistant Comptroller in manufacturing, sales and marketing at ITT Industries, Inc. Mr. Sanchez received a master’s degree from Metropolitan University and a BBA from Puerto Rico University.

Back to Contents

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on January 11, 2005 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2004, are incorporated herein by reference in response to this item.

We have adopted a Code of Ethics that applies to all employees, which is attached as Exhibit 14.1 to this report.

Item 10	EXECUTIVE COMPENSATION

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13	EXHIBITS

(A)	Exhibits

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

Financial Statements

The following information appears in Item 7 of Part II of this Report:

– Independent Auditors’ Report
– Balance Sheet as of July 31, 2004
– Statements of Operations for the Years Ended July 31, 2004 and 2003
– Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2004 and 2003
– Statements of Cash Flows for the Years Ended July 31, 2004 and 2003
– Notes to Financial Statements

Financial Statement Schedules

The following financial statement schedule is included in this report:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

(B)	Reports on Form 8-K

None.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption “Fees Paid to the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

Back to Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTELCO SYSTEMS PUERTO RICO, INC.
By /s/ Francisco Sanchez
Francisco Sanchez, Vice President,
Chief Financial Officer, Secretary
(Principal Financial Officer)

Dated: October 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Schnabl Robert Schnabl	President, Chief Executive Officer (Principal Executive Officer)	October 29, 2004

/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	October 29, 2004

/s/ Sergio Moren Sergio Moren	Director	October 29, 2004

/s/ Lanny N. Lambert Lanny N. Lambert	Director	October 29, 2004

/s/ James W. Hopper James W. Hopper	Director	October 29, 2004

/s/ Gloria Lee Gloria Lee	Director	October 29, 2004

Back to Contents

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. (“CSPR”).

3.2*	Amended and Restated Bylaws of CSPR.

4.1*	Amended and Restated Certificate of Incorporation of CSPR (filed as Exhibit 3.1).

4.2*	Amended and Restated Bylaws of CSPR (filed as Exhibit 3.2).

4.3*	Form of certificate representing common stock, par value $.01 per share, of CSPR.

10.1*	Distribution Agreement dated as of January 30, 2002, between eOn and CSPR (filed as Exhibit 2.1).

10.2*	Employee Matters Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.2).

10.3*	Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.3).

10.4*	CSPR 2002 Equity Incentive Plan.

10.5*	Lease Agreement dated as of March 1, 1999, between CSPR and Cortelco Puerto Rico, Inc.

10.6(a)*	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (Spanish).

10.6(b)*	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (English translation).

10.7*	Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and CSPR.

10.8*	Asset Purchase Agreement dated as of May 14, 2001, between CSPR and Ochoa Telecom, Inc.

10.9*	Form of Dealer Agreement between eOn and CSPR.

14.1	Code of Ethics

31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

* Incorporated by reference to CSPR’s Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.