Form 10QSB
period 2004-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2004-12-15
CIK 1167140

ACCESSION NUMBER:
CONFORMED SUBMISSION TYPE: 10-Q
PUBLIC DOCUMENT COUNT: 1
CONFORMED PERIOD OF REPORT: 20041031
FILED AS OF DATE: 20041215

FILER:

COMPANY DATA:

COMPANY CONFORMED NAME: CORTELCO SYSTEMS PUERTO RICO, INC.
CENTRAL INDEX KEY: 0001167140
STANDARD INDUSTRIAL CLASSIFICATION: TELEPHONE COMMUNICATIONS (NO RADIO TELEPHONE) [4813]
IRS NUMBER: 66-0567491
STATE OF INCORPORATION: PR
FISCAL YEAR END: 0731
FILING VALUES:
FORM TYPE: 10-Q
SEC ACT: 1934 Act
SEC FILE NUMBER: 000-49626
FILM NUMBER:

BUSINESS ADDRESS:
STREET 1: PARQUE IND. CAGUAS OESTE ROAD 156 KM 58.2
CITY: CAGUAS
STATE: PR
ZIP: 00725-0137
BUSINESS PHONE: 7877580000

MAIL ADDRESS:
STREET 1: PO BOX 363665
CITY: SAN JUAN
STATE: PR
ZIP: 00936-3665

FORMER COMPANY:
FORMER CONFORMED NAME: CORTELCO SYSTEMS INC
DATE OF NAME CHANGE: 19990421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------------------------

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2004.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _______ to ________

Commission file number           000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of small business issuer as specified in its charter)

PUERTO RICO                                           66-0567491
(State of incorporation)                    (IRS Employer Identification No.)

Parque Ind. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137
(Address of principal executive office)

(787) 758-0000
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,604,557 shares of Common Stock, $0.01 par value, as of October 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------------------------

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED OCTOBER 31, 2004

INDEX

PART I - FINANCIAL INFORMATION *
     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) *
          Condensed Balance Sheet (Unaudited) *
          Condensed Income (Loss) Statements (Unaudited) *
          Condensed Statements of Cash Flows (Unaudited) *
          Notes to Condensed Financial Statements (Unaudited) *
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. *
     ITEM 3. CONTROLS AND PROCEDURES. *
PART II - OTHER INFORMATION *
     ITEM 1. LEGAL PROCEEDINGS. *
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. *
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES. *
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. *
     ITEM 5. OTHER INFORMATION. *
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. *
SIGNATURES *

--------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Balance Sheet (Unaudited)
October 31, 2004

(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$37
Trade accounts receivable, net	2,247
Inventories, net	186
Prepaid expenses	152
------------
2,622

Property and equipment, net	300
------------
Total	$2,922
------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$755
Due to affiliated entities	223
Other accrued liabilities	364
Deferred revenue	319
------------
Total current liabilities	1,661
------------
Stockholders' equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	--
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,604,557 shares issued and outstanding	16
Capital in excess of par value	6,969
Accumulated deficit	(5,724)
------------
Total stockholders' equity	1,261
------------
Total	$2,922
------------

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Income (Loss) Statements (Unaudited)
For the Three Months Ended October 31, 2004 and 2003

(Dollars in thousands, except per share data)

	Three Months Ended, October 31 ---------------------------
	2004 -------	2003 -------
Net revenues:
Products	$1,227	$1,215
Services	773	811
	-------	-------
Total net revenues	2,000	2,026

Cost of revenues:
Products	996	989
Services	450	469
Total net revenues	1,446	1,458
	-------	-------
Gross profit	554	568

Operating expenses:
Selling, general, & administrative	558	598
	-------	-------
Total operating expenses	558	598
	-------	-------
Loss from operations	(4)	(30)

Other income, net:	24	4

Income (loss) before income taxes	20	(26)
Provision for income taxes	--	--
	-------	-------
Net income (loss)	$20	$(26)
	-------	-------
Basic and diluted net income (loss) per common share	$0.01	$(0.02)
	-------	-------

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.

Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended October 31, 2004 and 2003

(Dollars in thousands)

	Three Months Ended, October 31 -------------------------
	2004 -------	2003 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20	$(26)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33	37
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	(106)	(98)
Due to affiliated entities	--	(7)
Inventories	258	(34)
Prepaid expenses	(36)	(75)
Increase (decrease) in:
Trade accounts payable	(199)	189
Due to affiliated entities	59	(34)
Accrued liabilities	(194)	37
Deferred revenue	88	16
	-------	-------
Total adjustments	(97)	31
	-------	-------
Net cash provided by (used in) operating activities	(77)	5
	-------	-------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12)	(1)
Net decrease in investment in sales-type leases	--	5
	-------	-------
Net cash provided by (used in) investing activities	(12)	4

NET CHANGE IN CASH	(89)	9
CASH, BEGINNING OF PERIOD	126	63
	-------	-------

CASH, END OF THE PERIOD	37	72
	-------	-------

See notes to condensed financial statements

--------------------------------------------------------------------------------------------------

Cortelco Systems Puerto Rico, Inc.
Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2004 and 2003

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is management's opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2004 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2004 and for the periods then ended, which are included in the Annual Report on Form 10-KSB for the year ended July 31, 2004 filed with the Securities and Exchange Commission.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our annual audited financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition - The Company recognizes revenues for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party vendors. The Company allocates fees form multiple-element arrangement to the elements based on the relative fair value of each element. The Company believes that its revenues recognition policies are compliant with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements.

Cash - Cash includes cash deposited in high-credit qualified financial institutions.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, as which time, it is valued at the lower of the repair cost or its net realizable value.

Maintenance contracts - Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the first quarter of this fiscal year.

(Dollars in thousands)	July 31, 2004 Liability Balance	Additions	Deductions	October 31, 2004 Liability Balance
---------------------------	------------	-----------	------------	--------------
Maintenance Contracts	$150	$187	$93	$244

Product Warranties -- The Company gives a one-year warranty to certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of labor of technicians and return freight. The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the first quarter of this fiscal year.

(Dollars in thousands)	July 31, 2004 Liability Balance	Additions	Deductions	October 31, 2004 Liability Balance
---------------------------	------------	-----------	------------	--------------
Warranty Reserve	$81	$22	$28	$75

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

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company's process of assembling communication equipment will enjoy preferential tax rates, as follows:

Tax	Benefit
-----------	-----------
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Recent Accounting Pronouncements

In November 2004, the Accounting Standards Board issued Statement No. 151, Inventory Costs-an amendment of ARB No. 43. This Statement clarifies the accounting for abnormal amounts of certain inventory cost components. The future implementation of this Statement will have no significant effect on the Company's financial position or results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented in prior periods or are not applicable to the Company.

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of October 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
----------------	---------------------	--------------------	-----------------------------------
Equity compensation plans approved by security holders	(a) --	(b) --	(c) 350,000
Equity compensation plans not approved by security holders	--	--	--
Total	-------------- --	-------------- --	------------- 350,000

Inventories

Inventories consist of the following:

October 31, 2004
-----------------------
(In thousand)
Purchased components, net	$151
Components and materials related to installation in process	7
Parts and materials for sale, net	28
-------------
Total inventories	$186

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

The computations of basic and diluted loss per share were as follows:

	Three Months Ended October 31,
	-------------------------------------------
	2004	2003
	---------------	--------------
Basic and diluted loss per share:	(In thousand, except per share data)
Net income (loss)	$20	$(26)
Weighted average number of common shares outstanding	1,604,557	1,204,557
Loss from operations per share	$0.01	$(0.02)

Contingencies

CSPR is currently subject to one lawsuit regarding an alleged breach of contract, two lawsuits regarding employment issues, a fourth lawsuit in which the Company was included as a Third Party Defendant, and a fifth lawsuit regarding employment issues which was filed as a counterclaim to an unfair competition and business operations claim CSPR filed against one of its competitors, Envision Technologies. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of our contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuits, each of the plaintiffs are former employees of the Company, and they each allege under various theories of law that their dismissal from employment by the Company was unjustified. Collectively, the employment law cases allege damages of approximately $13 million. In October 2004, one of the employment lawsuits was resolved with a summary judgment in our favor, and the plaintiff appealed. At the fourth lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa would cover all of CSPR's legal fees and any judgment against CSPR that may result from this case. Regarding the fifth lawsuit, the Company has reached an agreement in principal to settle this matter for an amount substantially lower than the amount originally requested and CSPR is in the process of drafting the settlement documents. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also directs your attention to the risk factors affecting our business that are discussed on this Item. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

Financial Condition

Near term, the Company's cash position is tight and our continuance as a going concern is dependent upon our ability to improve profitability above the break-even point, generate cash from our receivables on a timely basis and to retain continued support from our suppliers. Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our annual audited financial statements.

The Company's management has taken measures to protect our future by narrowing product offerings. CSPR achieved the budgeted sales in the quarter ended October 31, 2004. Historically the second quarter of each fiscal year is a low point for sales revenue, but CSPR has been receiving customer commitments for new system installations that should provide higher revenue than is currently budgeted. However to achieve the increased opportunities, CSPR will need to obtain a line of credit from a Puerto Rican financial institution, and seek to extend our credit limit with our main equipment suppliers. Also, CSPR implemented a plan to accelerate payment terms during the installation process to reduce accounts receivable.

CSPR's plans include continuing to closely monitor our operating cost and expenses that have been significantly reduced during the last few years, while striving for an increase in sales profits. The Company will continually look for ways to increase our installed base of customers via improved service performance, and increased maintenance sales efforts since our highest gross margins are from service revenues. To improve service performance, the Company is revamping its training program to develop more highly qualified technicians. To improve maintenance sales results, the Company has reassigned three individuals and one manager from new equipment sales to the sale of maintenance services to support and increase our customer base. The Company is also pursuing productivity improvements via better communication with our customer base to better understand the service request in order to resolve the problem on our first visit to the customer site.

In October 2004, CSPR hired Juan Carlos Ramos to fill the position of General Manager. As General Manager, he will report directly to the Company President and be responsible to implement and monitor several performance improvement projects. These programs are focused on improving customer service, increasing installation and maintenance efficiencies, and attaining better financial results. Juan Carlos Ramos was selected for this job due to his strong educational qualifications and his experience in successfully providing consulting services to several leading communications companies located in Puerto Rico in the recent past.

No assurance can be given that CSPR will be successful in achieving our near term goals necessary to raise sufficient cash and meet the Company's obligations with our customers and suppliers. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity.

Results of Operations:

The following discussion provides information about the Company's operations, for the three months ended October 31, 2004 and for the three months ended October 31, 2003.

Net revenues consist of sales of new product and additions ("Products") and services ("Services") related to revenues from maintenance contract and billable services. Net revenues decreased 1.3%, or approximately $26,000 in the three months ended October 31, 2004 compared to the three months ended October 31, 2003. The results primarily reflect increased revenue of approximately $12,000 in new products and additions, and a decreased of approximately $38,000 in maintenance contracts due to changes in the main equipment for the Company's base customer.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations of the systems and maintenances. The gross margin for the three months ended October 31, 2004 was 27.7% and 28% for the three months ended October 31, 2003. The decrease primarily was as a result of decrease in the Services revenues.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 6.7% to approximately $558,000 in the three months ended October 31, 2004 from approximately $598,000 in the three months ended October 31, 2003. The decrease was primarily due to decreased expenses and internal actions to reduce costs and improve productivity.

Interest income mostly from related parties, was nominal in last fiscal year 2004. Interest income from related parties will not be accrued subsequent to July 31, 2004. Other income in the three months ended October 31, 2004 was a nonrecurring transaction of approximately $24,000. In addition, the Company had no significant interest expense in either the three months ended October 31, 2004 or 2003.

The Company recognized no income tax expense for the quarter ended October 31, 2004, because the same was absorbed by available carryforward losses. Also no income benefit was recognized from the results of the three months ended October 31, 2003 because CSPR cannot conclude whether or not deferred tax assets will be realized in the future.

Cash flow used in operating activities was approximately ($77,000) in the three months ended October 31, 2004 and cash flow provided by operating activities was approximately $5,000 in the three months ended October 31, 2003. Cash used in operating activities in the first three months of this fiscal year resulted primarily from decreases in accounts payable and accrued liabilities and an increase in accounts receivable, partially offset by a reduction of inventory. Cash flow used in investing was approximately $12,000 in the three months ended October 31, 2004 and cash flow provided by investing activities was approximately $4,000 in the three months ended October 31, 2003. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force.

Other Relevant Financial Information

The Company's Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock. Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of CSPR without the consent of our Board of Directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

CSPR's officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 860,334 shares, which in the aggregate represent approximately 54% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the three months ended October 31, 2004 and for the three months ended October 31, 2003.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the three months ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

--------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No new legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

Exhibit Number	Description of Document
---------	--------------------------------------------------------------------------------------
31.1	Officers' Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Officers' Certification pursuant to 18 U.S.C ss1350.

(B) Reports On Form 8-K.

None.

--------------------------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.
Date: December 15, 2004	/s/ Francisco Sanchez
----------------------------------------------
Francisco Sanchez, Vice President Chief Financial Officer, Secretary Duly Authorized Officer (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------------------------

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Robert Schnabl, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Cortelco Systems Puerto Rico, Inc. ("Registrant");
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Date: December 15, 2004	/s/ Robert Schnabl
----------------------------------------------
Robert Schnabl Chief Executive Officer

--------------------------------------------------------------------------------------------------

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Francisco Sanchez, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Cortelco Systems Puerto Rico, Inc. ("Registrant");
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Date: December 15, 2004	/s/ Francisco Sanchez
----------------------------------------------
Francisco Sanchez Chief Financial Officer

--------------------------------------------------------------------------------------------------

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this quarterly report on Form 10-QSB of Cortelco Systems Puerto Rico, Inc. ("Registrant") for the three months ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Robert Schnabl, Chief Executive Officer, and Francisco Sanchez, Chief Financial Officer of Registrant, hereby certify, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Date: December 15, 2004	/s/ Robert Schnabl
----------------------------------------------
Robert Schnabl Chief Executive Officer

/s/ Francisco Sanchez
----------------------------------------------
Francisco Sanchez Chief Financial Officer