Form 10QSB
period 2005-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2005-03-15
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005.

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

(Address of principal executive office)

(787) 758-0000

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,604,557 shares of Common Stock, $0.01 par value, as of January 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-QSB
QUARTER ENDED JANUARY 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Balance Sheet (Unaudited)

January 31, 2005

(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$352
Trade accounts receivable, net	1,771
Inventories, net	215
Prepaid expenses	148

Total current assets	2,486
Property and equipment, net	277

Total	$2,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$562
Due to affiliated entities	399
Other accrued liabilities	280
Deferred revenue	279

Total current liabilities	1,520

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	—
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,604,557 shares issued and outstanding	16
Capital in excess of par value	6,969
Accumulated deficit	(5,742)

Total stockholders’ equity	1,243

Total	$2,763

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Income (Loss) Statements (Unaudited)

For the Three Months and Six Months Ended January 31, 2005 and 2004

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2005	2004	2005	2004
Net revenues:
Products	$864	$894	$2,091	2,109
Services	756	799	1,529	1,610

Total net revenues	1,620	1,693	3,620	3,719
Cost of revenues:
Products	694	973	1,690	1,962
Services	409	797	859	1,266

Total cost of revenues	1,103	1,770	2,549	3,228

Gross profit (loss)	517	(77)	1,071	491

Operating expenses:
Selling, general, & administrative	537	649	1,095	1,247

Total operating expenses	537	649	1,095	1,247

Loss from operations	(20)	(726)	(24)	(756)
Other income, net:	3	6	27	10

Income (loss) before income taxes	(17)	(720)	3	(746)
Provision for income taxes	—	—	—	—
Net income (loss)	$(17)	$(720)	$3	$(746)

Basic and diluted net income (loss) per common share	$0.01	$(0.60)	$0.00	$(0.62)

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Three Months and Six Months Ended January 31, 2005 and 2004

(Dollars in thousands)

	Three Months Ended,		Six Months Ended,
	January 31		January 31
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17)	(720)	$3	$(746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33	37	66	74
Provision for doubtful accounts receivable	—	200	—	200
Inventories write-downs	—	600	—	600
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	476	293	370	195
Due to affiliated entities	—	(7)	—	(14)
Inventories	(29)	87	229	53
Prepaid expenses	4	(10)	(32)	(85)
Increase (decrease) in:
Trade accounts payable	(193)	(346)	(392)	(157)
Due to affiliated entities	176	(12)	235	(46)
Accrued liabilities	(84)	(97)	(278)	(60)
Deferred revenue	(40)	(44)	48	(28)

Total adjustments	343	701	246	732

Net cash provided by (used in) operating activities	326	(19)	249	(14)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11)	(8)	(23)	(9)
Net decrease in investment in sales –type leases	—	(5)	—	—

Net cash (used in) investing activities	(11)	(13)	(23)	(9)

NET CHANGE IN CASH	315	(32)	226	(23)
CASH, BEGINNING OF PERIOD	37	72	126	63

CASH, END OF THE PERIOD	$352	$40	$352	$40

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Six Months Ended January 31, 2005 and 2004

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2005 and for all periods presented.

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

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable (including to related parties), accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities.

Revenue Recognition - The Company recognizes revenues for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party vendors. The Company allocates fees from multiple-element arrangement to the elements based on the relative fair value of each element. The Company believes that its revenues recognition policies are compliant with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements.

Cash - Cash includes cash deposited in high?credit qualified financial institutions.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the second quarter of this fiscal year.

	October 31, 2004			January 31, 2005
(Dollars in thousands)	Liability Balance	Additions	Deductions	Liability Balance

Maintenance Contracts	$244	$53	$80	$217

Product Warranties – The Company gives a one-year warranty to certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of labor of technicians and return freight. The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the second quarter of this fiscal year.

(Dollars in thousands)	October 31, 2004 Liability Balance	Additions	Deductions	January 31, 2005 Liability Balance

Warranty Reserve	$75	$14	$27	$62

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

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten?year decree, beginning on December 30, 2002, the Company’s process of assembling communication equipment will enjoy preferential tax rates, as follows:

Tax	Benefit

Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The future implementation of this Statement will have no significant effect on the Company’s financial position or results of operations.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented in prior periods or are not applicable to the Company.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of January 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	350,000
Equity compensation plans not approved by security holders	—	—	—

Total			350,000

Inventories

Inventories consist of the following:

January 31, 2005

(In thousand)
Purchased components, net	$144
Components and materials related to installation in process	24
Parts and materials for sale, net	47

Total inventories	$215

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

The computations of basic and diluted loss per share were as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2005	2004	2005	2004
	(In thousand, except per share data)		(In thousand, except per share data)
Basic and diluted loss per share:
Net income (loss)	$(17)	$(720)	$3	$(746)
Weighted average number of common shares outstanding	1,604,557	1,204,557	1,604,557	1,204,557
Loss from operations per share	$(0.01)	$(0.60)	$0.00	$(0.62)

Contingencies

During this quarter, settlements for an amount substantially lower than the amounts originally requested were reached to close all related claims between CSPR and Envision, and one of the employment cases. Both settlements were for a total amount of $53,000, without relevant impact in our financial statement during this quarter since the proper provision was made during a previous year.

CSPR is currently subject to three pending lawsuits. One lawsuit regarding an alleged breach of contract, a second lawsuit regarding employment issues, and a third lawsuit in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of the contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuit, the plaintiff is a former employee of the Company, who alleges under various theories of law that he was forced to resign therefore constituting an unlawful dismissal from employment. With respect to the third lawsuit, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa would cover all of CSPR’s legal fees and any judgment against CSPR that may result from this case. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

Financial Condition

Near term, the Company’s cash position has improved as a result of lower receivables, however, our continuance as a going concern is still dependent upon our ability to improve profitability above the break-even point, generate cash from our receivables on a timely basis and to retain continued support from our suppliers. Our independent public accountants have expressed doubt about our ability to continue as a going concern in their report on our annual audited financial statements.

CSPR achieved the budgeted sales in the quarter ended October 31, 2004. However due to the postponement of large new system installations by three customers, the sales budget for the current quarter was narrowly missed. While the sales outlook for the balance of the year is aligned with the annual budgeted sales, there remains the concern of obtaining additional sources of funds to be able to comply with our main equipment supplier’s payment terms. CSPR must continue to seek better payments terms from its suppliers or to obtain a line of credit from a Puerto Rican financial institution.

In October 2004, CSPR hired Juan Carlos Ramos to fill the position of General Manager. As General Manager, he reports directly to the Company’s President and is responsible for improving customer service, increasing installation and maintenance efficiencies, and attaining better sales results.

In January 2005, an agreement was reached between Cortelco, Inc. (CI) a related private company headquartered in Corinth, Mississippi, and CSPR whereby CSPR has been appointed as the Territory and Export Representative for all of CI’s communications products for the defined territory. The defined territory currently includes Argentina, Bolivia, Brazil, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guyana, Haiti, Paraguay, Peru, Puerto Rico, Suriname, Uruguay, Venezuela, and the U.S. Virgin Islands. As part of this agreement, CSPR in turn will provide assistance to CI to promote export sales in a total of fourteen separate and distinct countries that are located in the Caribbean and Latin American (CALA) or South America. During the first month of this agreement, CSPR recognized sales covered under this agreement in the amount of approximately $166,000 and a profit of approximately $7,000. Both companies a re seeking to continue to find new sales opportunities due to this alliance. The revenue for export is classified as part of Product in the Income Statement.

No assurance can be given that CSPR will be successful in achieving our near term goals necessary to raise sufficient cash and meet the Company’s obligations with our customers and suppliers. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity.

Results of Operations and Cash Flow for the Three Months Ended January 31, 2005 and 2004

The following discussion provides information about the Company’s operations, for the three months ended January 31, 2005 and for the three months ended January 31, 2004.

Net revenues consist of sales of new product and additions (“Products”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues decreased 4.3%, or approximately $73,000 in the three months ended January 31, 2005 compared to the three months ended January 31, 2004. The results primarily reflect decreased revenue of approximately $30,000 in Products due to customer purchase postponements, and a decrease of approximately $43,000 in Services due to market fluctuation in billable service calls and a decline in maintenance contracts due to changes in the main equipment for the Company’s base customer.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the three months ended January 31, 2005 was 31.9% and (4.5%) for the three months ended January 31, 2004. In the quarter ended January 31, 2004, the Company made a $600,000 inventory valuation adjustment. In the quarter ended January 31, 2005, no inventory adjustment was required.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 17.3% to approximately $537,000 in the three months ended January 31, 2005 from approximately $649,000 in the three months ended January 31, 2004. The decrease was primarily due to decreased expenses and internal actions to reduce costs and improve productivity.

Interest income mostly from related parties, was nominal in last fiscal year 2004. Interest income from related parties will not be accrued subsequent to July 31, 2004. Other income in the three months ended January 31, 2005 was a nonrecurring transaction of approximately $3,000. In addition, the Company had no significant interest expense in either the three months ended January 31, 2005 or 2004.

The Company recognized no income tax benefit for the quarters ended January 31, 2005 and 2004, because CSPR cannot conclude whether or not deferred tax assets will be realized in the future.

Cash flow provided by operating activities was approximately $326,000 in the three months ended January 31, 2005 and cash flow used in operating activities was approximately ($19,000) in the three months ended January 31, 2004. Cash provided by operating activities in the three months of this fiscal year resulted primarily from a decrease in trade accounts receivable and an increase in trade accounts payable to affiliates that was partially offset by a decrease in overall trade accounts payable. Cash flows used in investing activities for the three months ended January 31, 2005 and 2004 was approximately ($11,000) and ($13,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force.

Results of Operations and Cash Flow for the Six Months Ended January 31, 2005 and 2004

The following discussion provides information about the Company’s operations, for the six months ended January 31, 2005 and for the six months ended January 31, 2004.

Net revenues consist of sales of new product and additions (“Products”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues decreased 2.7%, or approximately $99,000 in the six months ended January 31, 2005 compared to the six months ended January 31, 2004. The results primarily reflect decreased revenue of approximately $18,000 in Products due to customer purchase postponements, and a decrease of approximately $81,000 in Services due to market fluctuation in billable service calls and a decline in maintenance contracts due to changes in the main equipment for the Company’s base customers.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the six months ended January 31, 2005 was 29.6% and 13.2% for the six months ended January 31, 2004. The increase was primarily due to the $600,000 inventory valuation adjustment recorded in the quarter ended January 31, 2004.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 12.2% to approximately $1,095,000 in the six months ended January 31, 2005 from approximately $1,247,000 in the six months ended January 31, 2004. The decrease was primarily due to internal actions to reduce costs and improve productivity.

Interest income mostly from related parties, was nominal in last fiscal year 2004. Interest income from related parties will not be accrued subsequent to July 31, 2004. Other income in the six months ended January 31, 2005 was a nonrecurring transaction of approximately $27,000. In addition, the Company had no significant interest expense in either of the six months ended January 31, 2005 or 2004.

The Company recognized no income tax expense for the six months ended January 31, 2005, because the same was absorbed by available carryforwards losses. Also no income benefit was recognized from the results of the six months ended January 31, 2004 because CSPR cannot conclude whether or not deferred tax assets will be realized in the future.

Cash flow provided by operating activities was approximately $249,000 in the six months ended January 31, 2005 and cash flow used in operating activities was approximately ($14,000) in the six months ended January 31, 2004. Cash provided by operating activities in the six months of this fiscal year resulted primarily from a decrease in trade accounts receivable and an increase in trade accounts payable to affiliates that was partially offset by a decrease in overall trade accounts payable. Cash flows used in investing activities for the six months ended January 31, 2005 and 2004 was approximately ($23,000) and ($9,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force.

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

The Company believes our stock fits the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and m onthly statements that disclose recent price information for each penny stock in the customer’s account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell our stock and could limit the trading volume of our stock and adversely affect the price investors are willing to pay for our stock.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the six months ended January 31, 2005 and for the six months ended January 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the six months ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No new legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits.

Exhibit Number	Description of Document

10.10	Export Telephone Sales Agreement dated January 3, 2005 between Cortelco Inc. and CSPR.

31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

(B) Reports On Form 8-K.

During the second quarter ended January 31, 2005, the Company reported the following event on Form 8-K:

Date Filed	Item No.	Description

January 27, 2005	5.02	Announced the resignation of Lanny N. Lambert as a Director of the Company and formally appointed Walter D. Duffey to fill the vacant board position and the Audit and Compensation Committees of the Board.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.

Date: March 15, 2005	/s/ Francisco Sanchez

Francisco Sanchez, Vice President
Chief Financial Officer, Treasurer
Duly Authorized Officer
(Principal Financial and Accounting Officer)