Form 10QSB
period 2005-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2005-06-14
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the quarterly period ended April 30, 2005.

☐   Transition report under Section 13 or 15(d) of the Exchange Act
                            For the transition period from _______ to ________

Commission file number  000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of small business issuer as specified in its charter)

PUERTO RICO	66-0567491
(State of incorporation)	(IRS Employer Identification No.)

ParqueInd. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137
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

1,604,557 shares of Common Stock, $0.01 par value, as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED APRIL 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Balance Sheet (Unaudited)
April 30, 2005

(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$381
Trade accounts receivable, net	1,870
Inventories, net	236
Prepaid expenses	102
Total current assets	2,589
Property and equipment, net	255
Total	$2,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$531
Due to affiliated entities	441
Other accrued liabilities	285
Deferred revenue	292
Total current liabilities	1,549
Stockholders' equity:
Preferred stock, par value $0.01 per share;
authorized, 10,000,000 shares, no shares issued	—
Common stock, par value $0.01 per share,
5,000,000 shares authorized; 1,604,557 shares issued
and outstanding	16
Capital in excess of par value	6,969
Accumulated deficit	(5,690)
Total stockholders' equity	1,295
Total	$2,844

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Income (Loss) Statements (Unaudited)
For the Three Months and Nine Months Ended April 30, 2005 and 2004

(Dollars in thousands, except per share data)

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004
Net revenues:
Products	$1,536	$912	$3,627	$3,021
Services	762	797	2,291	2,407

Total net revenues	2,298	1,709	5,918	5,428

Cost of revenues:
Products	1,231	749	2,921	2,711
Services	463	488	1,322	1,754

Total cost of revenues	1,694	1,237	4,243	4,465

Gross profit	604	472	1,675	963

Operating expenses:
Selling, general, & administrative	555	538	1,650	1,785

Total operating expenses	555	538	1,650	1,785

Income (loss) from operations	49	(66)	25	(822)
Other income, net:	3	3	30	13

Income (loss) before income taxes	52	(63)	55	(809)

Provision for income taxes:
Current assuming no carryforward benefit	8	—	8	—
Change in valuation allowance	(8)	—	(8)	—

Total income tax expense	—	—	—	—

Net income (loss)	$52	$(63)	$55	$(809)

Basic and diluted net income (loss) per common share	$0.03	$(0.05)	$0.03	$(0.64)

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Cash Flows (Unaudited)
For the Three Months and Nine Months Ended April 30, 2005 and 2004

(Dollars in thousands)

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52	$(64)	$55	$(809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19	38	84	110
Provision for doubtful accounts receivable	—	—	--	200
Inventories write-downs	--	--	--	600
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(99)	153	271	349
Due to affiliated entities	--	(25)	--	(39)
Inventories	(21)	(7)	208	46
Prepaid expenses	46	69	14	(16)
Increase (decrease) in:
Trade accounts payable	(31)	(304)	(423)	(464)
Due to affiliated entities	42	151	277	106
Accrued liabilities	5	(15)	(273)	(72)
Deferred revenue	13	(29)	61	(57)

Total adjustments	(26)	31	219	763

Net cash provided by (used in) operating activities	26	(33)	274	(46)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	3	(3)	(19)	(13)

Net cash provided by (used in) investing activities	3	(3)	(19)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of promissory note	--	(25)	--	(25)
Sales of capital stock	--	108	--	108

Net cash provided by financing activities	--	83	--	83

NET CHANGE IN CASH	29	47	255	24

CASH, BEGINNING OF PERIOD	352	40	126	63

CASH, END OF THE PERIOD	$381	$87	$381	$87

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)
For the Nine Months Ended April 30, 2005 and 2004

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of April 30, 2005 and for all periods presented.

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

Fair value of financial instruments — The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable (including to related parties), accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities.

Revenue Recognition — The Company recognizes revenues for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party vendors. The Company allocates fees from multiple-element arrangement to the elements based on the relative fair value of each element. The Company believes that its revenues recognition policies are compliant with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements.

Cash — Cash includes cash deposited in high-credit qualified financial institutions.

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

Maintenance contracts — Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the third quarter of this fiscal year.

(Dollars in thousands)	January 31, 2005 Liability Balance	Additions	Deductions	April 30, 2005 Liability Balance
Maintenance Contracts	$217	$107	$84	$240

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

The following table summarizes the activity relating to the warranty reserve during the third quarter of this fiscal year.

(Dollars in thousands)	January 31, 2005 Liability Balance	Additions	Deductions	April 30, 2005 Liability Balance
Warranty Reserve	$62	$15	$25	$52

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

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of April 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuable under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	350,000

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	350,000

Inventories

Inventories consist of the following:

April 30, 2005 (In thousand)
Purchased components, net	$115

Components and materials related to installation in process	59

Parts and materials for sale, net	62

Total inventories	$236

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

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2005	2004	2005	2004
Basic and diluted income (loss) per share:

Net income (loss)	$52	$(63)	$55	$(809)

Weighted average number of common shares outstanding	1,604,557	1,377,890	1,604,557	1,261,491

Income (loss) from operations per share	$0.03	$(0.05)	$0.03	$(0.64)

Contingencies

CSPR is currently subject to three pending lawsuits. One lawsuit regarding an alleged breach of contract, a second lawsuit regarding employment issues, and a third lawsuit that is partially disposed of, in which the Company was included as a Third Party Defendant. In the breach of contract case, the plaintiff alleges that CSPR breached the terms of the contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $854,430. In the employment lawsuit, the plaintiff is a former employee of the Company, who alleges under various theories of law that he, was forced to resign therefore constituting an unlawful dismissal from employment. With respect to the third lawsuit, a class action case, the Company reached an agreement with the other party defendant, Ochoa Telecom, in which it was agreed that Ochoa would cover all of CSPR’s legal fees and any judgment against CSPR that may result from this case. In addition, the court dismissed three of the plaintiff’s claims thru a summary motion presented by Ochoa; leaving one plaintiff, which in the event of a negative outcome, shall have no impact to CSPR as agreed with Ochoa. CSPR has analyzed each lawsuit with our legal advisors, and the Company does not believe that any of these cases will result in an unfavorable outcome that would have a material adverse effect upon our business. However, in the event of one or more unfavorable determinations against us, such litigation could have a material adverse effect on our business by harming earnings if the Company is liable for a significant monetary judgment, by harming our reputation with our customers through any adverse publicity generated from an unfavorable determination, or by adversely affecting our relationship with current and prospective employees of our company.

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

CSPR achieved the budgeted sales in the first quarter ended October 31, 2004 and in this current quarter ended April 30, 2005. However due to the postponement of large new system installations by three customers, the sales budget for the second quarter ended January 31, 2005 was narrowly missed. While the sales outlook for the balance of the year is aligned with the annual budgeted sales, there remains the concern of obtaining additional sources of funds to be able to comply with our main equipment suppliers’ payment terms. CSPR must continue to seek better payments terms from its suppliers or to obtain a line of credit from a Puerto Rican financial institution.

In October 2004, CSPR hired Juan Carlos Ramos to fill the position of General Manager. As General Manager, he reports directly to the Company’s President and is responsible for improving customer service, increasing installation and maintenance efficiencies, and attaining better sales results.

In January 2005, an agreement was reached between Cortelco, Inc. (CI) a related private company headquartered in Corinth, Mississippi, and CSPR whereby CSPR has been appointed as the Territory and Export Representative for all of CI’s communications products for the defined territory. The defined territory currently includes Argentina, Bolivia, Brazil, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guyana, Haiti, Paraguay, Peru, Puerto Rico, Suriname, Uruguay, Venezuela, and the U.S. Virgin Islands. As part of this agreement, CSPR in turn will provide assistance to CI to promote export sales in a total of fourteen separate and distinct countries that are located in the Caribbean and Latin American (CALA) or South America. Both companies are seeking to continue to find new sales opportunities due to this alliance. The revenue for export is classified as part of Product in the Income Statement.

No assurance can be given that CSPR will be successful in achieving our near term goals necessary to raise sufficient cash and meet the Company’s obligations with our customers and suppliers. Ultimately, the Company must achieve profitable operations if the Company is to be a viable entity.

Results of Operations and Cash Flow for the Three Months Ended April 30, 2005 and 2004

The following discussion provides information about the Company’s operations, for the three months ended April 30, 2005 and for the three months ended April 30, 2004.

Net revenues consist of sales of new product and additions (“Products”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues increased 34.5%, or approximately $589,000 in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The results primarily reflect increased revenue of approximately $624,000 in Products, (of which $329,000 are related to the previously mentioned territory and export agreement with Cortelco, Inc.) and a decrease of approximately $35,000 in Services due to market fluctuation in billable service calls and a decline in maintenance contracts due to customer’s decision to acquire new systems from Cortelco with a one year of warranty.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the three months ended April 30, 2005 was 26.3% and 27.6% for the three months ended April 30, 2004.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased 3.2% to approximately $555,000 in the three months ended April 30, 2005 from approximately $538,000 in the three months ended April 30, 2004.

Other income in the three months ended April 30, 2005 was a nonrecurring transaction of approximately $3,000. In addition, the Company had no significant interest expense in either the three months ended April 30, 2005 or 2004.

The resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Cash flow provided by operating activities was approximately $26,000 in the three months ended April 30, 2005 and cash flow used in operating activities was approximately ($37,000) in the three months ended April 30, 2004. Cash provided by operating activities in the three months of this fiscal year resulted primarily from an increase in trade accounts payable to affiliates that was partially offset by a decrease in trade accounts payable. Cash flows provided by investing activities for the three months ended April 30, 2005 and 2004 was approximately $3,000 and $1,000, respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force.

Results of Operations and Cash Flow for the Nine Months Ended April 30, 2005 and 2004

The following discussion provides information about the Company’s operations, for the nine months ended April 30, 2005 and for the nine months ended April 30, 2004.

Net revenues consist of sales of new product and additions (“Products”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues increased 9%, or approximately $490,000 in the nine months ended April 30, 2005 compared to the nine months ended April 30, 2004. The results primarily reflect a increased revenue of approximately $606,000 in Products, (of which $495,000 are related to the previously mentioned territory and export agreement with Cortelco, Inc.) and a decrease of approximately $116,000 in Services due to market fluctuation in billable service calls and a decline in maintenance contracts due to customer’s decision to acquire new systems from Cortelco with a one year of warranty.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the nine months ended April 30, 2005 was 28.3% and 17.74% for the nine months ended April 30, 2004. The increase in the gross margin was primarily due to the $600,000 inventory valuation adjustment recorded in the quarter ended January 31, 2004.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 7.6% to approximately $1,650,000 in the nine months ended April 30, 2005 from approximately $1,785,000 in the nine months ended April 30, 2004. The decrease was primarily due to a provision of $200,000 for doubtful accounts in the quarter ended January 31, 2004.

Other income in the nine months ended April 30, 2005 was a nonrecurring transaction of approximately $30,000. In addition, the Company had no significant interest expense in either of the nine months ended April 30, 2005 or 2004.

The resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Cash flow provided by operating activities was approximately $274,000 in the nine months ended April 30, 2005 and cash flow used in operating activities was approximately ($46,000) in the nine months ended April 30, 2004. Cash provided by operating activities in the nine months of this fiscal year resulted primarily from a decrease in trade accounts receivable and an increase in trade accounts payable to affiliates that was partially offset by a decrease in overall trade accounts payable. Cash flows used in investing activities for the nine months ended April 30, 2005 and 2004 was approximately ($19,000) and ($13,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the nine months ended April 30, 2005 and for the nine months ended April 30, 2004.

ITEM 3.   CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the nine months ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

Cortelco Systems Puerto Rico, Inc.
Date: June 14, 2005	/s/ Francisco Sanchez Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)