Form 10KSB
period 2005-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2005-10-28
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

(787) 758-000
(Telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of each class)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  NO

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act)  YES   NO
Revenues for the Registrant’s most recent fiscal year: $7,414,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $562,000 based upon the closing sale price as quoted on the OTC Bulletin Board on 09/30/05. The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,604,557 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  YES   NO

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in this report. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our financial statements and the notes included thereto in Item 7.

ITEM 1	DESCRIPTION OF BUSINESS

Introduction

Cortelco Systems Puerto Rico, Inc. (the “Company”, “CSPR”) is a value-added reseller of third-party brands of voice and data communication systems. The Company’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty. The rapid technological change from traditional to voice-over IP systems has necessitated the need for the Company to become more focused on fewer brands and on increased efficiency in its core business. The Company’s revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services. On July 31, 2003, CSPR substantially discontinued the cellular operation in order to focus all efforts in its core business. Accordingly, there are no significant revenues reflected for this segment in fiscal years 2005 and 2004. The Company conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean, Latin America or South America.

CSPR was incorporated in July 1998 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, our sole stockholder was Cortelco Puerto Rico, Inc. (“CPR”). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations (“eOn”) in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to us. On July 31, 2002, the Company was spun-off from eOn as a separate entity to the stockholders of eOn.

Products and Services

The Company installs, programs, and services voice and data communications systems such as customer premise PBX’s, call centers, voice over IP systems, interactive voice switches and CTI applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBX’s are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer’s premises, as well as access to the public switched network.

Sales and Marketing

The Company sells our voice and data communications systems through a direct sales force. Most of the voice and data communications systems CSPR sells are installed directly by us. CSPR advertises our voice and data communications products primarily through trade shows and hosted marketing presentations.

Customer Service and Support

The Company earned approximately $3.0 million of our revenue in fiscal year 2005 and approximately $3.2 million in fiscal year 2004 from the servicing of voice and data communications systems previously installed. Customers generally sign maintenance agreements, which detail the services provided and the fees charged for delivering such services. The equipment’s manufacturer trains our personnel in the products that the Company distributes through training courses. A key factor in assessing whether to distribute additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the market and the technical expertise required to service the equipment.

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

The dominant competitor in the Puerto Rico market is Puerto Rico Telephone Company (“PRTC”), which is significantly larger than any other competitor in the market. However, recently PRTC has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive. PRTC has traditionally been the reseller, installer, and a service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico. As PRTC exits the reseller and service business for customer premise voice products, the Company will compete with other resellers in the attempt to acquire the maintenance contracts from PRTC’s customers. Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service; therefore, having the lowest sales price is often the key to winning a customer initially. Resellers will often compete aggressively on price in order to win customers for maintenance purposes. CSPR is one of the largest resellers in the Puerto Rico market. The Company believes that its size offers a competitive advantage in continuing to grow the communications systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases and other special discounts for obtaining certification required by some of CSPR’s suppliers.

Some of our competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. Therefore, CSPR’s relative size may be a competitive disadvantage for small customers, but the Company is beginning to pursue the medium to large systems for which the overhead of our major competitors is higher than ours. Strategic alliances between CSPR, as the systems provider, and major network providers allow presentation of a full solution to large accounts.

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

Customers

Our customers include mostly small and medium sized businesses as well as a few larger ones. Thus, the Company does not derive a significant portion of our revenues from any single customer.

Intellectual Property

The Company does not own any patents, trademarks, or licenses in the conduct of our business. The Company conducts most of the operations under the trade name “Cortelco” which is well known by customers in Puerto Rico. Under Puerto Rican law, CSPR has a proprietary interest in this trade name for as long as the Company continues to actively use it.

Governmental Regulation

The Company is not directly regulated by any governmental agency. However, the Federal Communications Commission and Telecommunications Regulatory Board of Puerto Rico have regulations, which address consumer products that connect to the public telephone network. The Company’s business could be adversely affected if these agencies modify or adopt new regulations. Such regulations could impact the cost of the products CSPR sells or limit the types of products that it may sell, thus reducing our revenues.

Research and Development Activities

As the Company distributes the products of third parties and does not sell any products that the Company designs or develops, CSPR does not incur any costs for research and development.

Employees

As of July 31, 2005, the Company had approximately 70 employees, including 15 in sales and marketing, 36 in customer service and support, and 19 in finance and administration, including both regular and contract employees.

ITEM 2	DESCRIPTION OF PROPERTY

CSPR leases one building of approximately 8,200 square feet for office space and assembly processing from Municipality of Caguas. The lease on this facility expires in November 2007. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in December 2012. Virtually all of our employees work at these facilities.

ITEM 3	LEGAL PROCEEDINGS

From time to time, the Company may be a party to legal proceedings incidental to our business. The Company does not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

In 1997, Cellu-Tel, Inc. filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR breached the terms of a contract by ceasing to supply services to the plaintiff. The plaintiff seeks damages of approximately $854,430. Discovery proceedings are being conducted. As a result of the information obtained during discovery, the Company filed a Third Party Complaint against City Cellular, Inc. and Edgardo Correa, who is the President of Cellu-Tel, Inc. and City Cellular, Inc. CSPR alleged in the Third Party Complaint that City Cellular is a business conduit (an “alter ego”) of plaintiff Cellu-Tel, Inc. The Company has also alleged that City Cellular has continued to conduct the business of the plaintiff. The Company also believes that City Cellular has received the benefits and income that plaintiff would have received, if any. Therefore, CSPR believes that City Cellular is directly responsible to Cellu-Tel. City Cellular has answered the Third Party Complaint and denied the allegations and raised several defenses. On January 12, 2005, the Court of First Instance issued a Summary Judgment in favor of the third Party Defendants, City Cellular and Edgardo Correa. As a result, the lawsuit against the third party defendants was dismissed. On February 18, 2005, the Company filed an Appeal with the Puerto Rico Court of Appeals. On August 30, 2005, the Court of Appeals held a Judgment in favor of CSPR’s position. The Company believes, based on the opinion of counsel, that if the Court does not accept the Company’s defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable nor the amount determinable, an accrual for losses has not been recorded in the Company’s financial statements.

In 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. The plaintiffs seek $5,074,321 for alleged damages and loss of business. CSPR filed a Motion for Summary Judgment and such motion is under the consideration of the court. Cortelco is strongly defending this case because all allegations of conspiracy are plainly false, because plaintiff does not have a profitable competing business and his resignation was voluntary. The Company believes that this litigation is without merit and will not have a material adverse effect on our business.

The Company is also a party in other claim incidental to their business. The Company does not believe that this claim will have a material adverse effect on the Company’s business or its financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	HIGH	LOW
FISCAL YEAR ENDED JULY 31, 2005
First Quarter	$0.17	$0.08
Second Quarter	0.32	0.10
Third Quarter	0.30	0.22
Fourth Quarter	0.35	0.25
FISCAL YEAR ENDED JULY 31, 2004
First Quarter	$0.25	$0.07
Second Quarter	0.25	0.08
Third Quarter	0.25	0.10
Fourth Quarter	0.30	0.17

Holders

As of September 30, 2005, there were 226 shareholders of record of our common stock and, to the best of our knowledge, approximately 2,500 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal year 2005, the Company did not declare any dividends on our capital stock. The Company currently intends to retain any earnings to finance the operation and expansion of our business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of July 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	350,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	350,000

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

Near term, the Company’s cash position has improved from prior years. The cash at the end of the fiscal year 2005 was approximately $499,000 and for fiscal year 2004 was approximately $126,000, mostly generated from a reduction in receivables.

Working capital increased to approximately $1.0 million in fiscal year 2005 from approximately $920,000 in fiscal year 2004, mainly because the company had no significant investing or financing outlays.

The Company’s management has taken measures to protect our future by narrowing product offerings. The current sales outlook for fiscal year 2006 is encouraging. Historically the second quarter of each fiscal year is a low point for sales revenue, but CSPR has been receiving customer commitments for new system installations to achieve the current budget for said quarter of fiscal year 2006. However to achieve the increased opportunities, CSPR will continue to seek a credit line from a Puerto Rican financial institution, also the Company believes that they will be able to effectively increase the credit limit with our main suppliers as it has successfully done so during fiscal year 2005. During fiscal year 2005, CSPR implemented a plan to accelerate payment terms during the installation process to reduce accounts receivable. In the past, the customer was allowed to withhold up to 30% of the total contract until final customer acceptance. New agreements are and will be negotiated to limit the amount subject to final customer acceptance to not more than 10% of the total.

CSPR plans to continue to closely monitor our operating costs and expenses, which have stabilized in 2005 and 2004 after significant reductions in prior years. This was done while striving for an increase in sales profits. The Company will continually look for ways to increase our installed base of customers via improved service performance, and increased maintenance sales efforts since our highest gross margins are from service revenues. To improve service performance, the Company will continue its training program so as to develop more highly qualified technicians and salespersons. CSPR is obtaining the highest certifications in three of its products, which the Company believes will improve our competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company hired three new salespersons to support and increase our customer base. The Company is also pursuing productivity improvements via implementing new technologies such as Web ticketing and the Project Management programs.

No assurance can be given that CSPR will be successful in achieving all our near term goals.

Results of Operations and Cash Flows

The following discussion provides information about the Company’s operations, for the fiscal year ended July 31, 2005 and for the fiscal year ended July 31, 2004.

Net revenues consist of sales of new product and additions (“Product”) and services related to revenues from maintenance contract and billable services (“Services”). Net revenues increased 1.4% to $7.4 million in fiscal year 2005 from $7.3 million in fiscal year 2004. The results primarily reflected increased revenues of approximately $273,000 from the Product segment mainly due to an increase in equipment sales. In the Service segment the decrease of revenues was approximately $198,000 as a result of maintenance contract decline due to customer’s decision to acquire new systems from the Company with a one-year of warranty and a certain decrease in billable services calls due to market fluctuations.

Cost of revenues consists of the same two segments as Revenues. The cost of revenues of Product segment includes primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installations of the systems. The cost of revenues of Service segment includes primarily costs to replace or repair equipment and labor related to the services and maintenances. The gross margin by segment remained stable in both years, however, the total gross margin was 29% in fiscal year 2005 and 17% in fiscal year 2004 mainly due to the $950,000 inventory adjustment charged in fiscal year 2004.

CSPR reduced the inventory 37.8% from approximately $444,000 in fiscal year 2004 to approximately $276,000 in fiscal year 2005. The Company will continue the plan to sell its excess written down inventory in the secondary market.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decrease 1.36% to approximately $2.17 million in fiscal year 2005 from approximately $2.20 million in fiscal year 2004.

For fiscal year 2005, there were no additional provisions for doubtful accounts. In fiscal year 2004, CSPR increased the allowance by $200,000, thereby eliminating any credit risk associated with the remaining old and disputed accounts receivable, mostly related to services no longer provided. The Company plans to continue its collections efforts by using collection agencies and legal resources.

In fiscal year 2004, CSPR wrote off the $382,000 of goodwill originally recorded in the acquisition of Ochoa Telecom. Based upon market values for the company stock, it was not practical to continue to report this at the assigned value.

Other income in the fiscal year 2005 was a nonrecurring transaction of approximately $31,000. In addition, the Company had no significant interest expense or interest income in either fiscal year 2005 or 2004.

The resulting income tax in fiscal year 2005 was offset by the available carryforward losses, through a change in valuation allowance. There was no current income tax payable in fiscal year 2004.

Cash flow provided by operating activities was approximately $419,000 in fiscal year 2005 and cash flow used in operating activities was approximately ($323,000) in fiscal year 2004. Cash provided by operating activities in fiscal year 2005 resulted primarily from a decrease in accounts receivable and inventories that was partially offset by a decrease in trade accounts payable and the accrued liabilities. Cash flow used in investing activities for the fiscal year 2005 and 2004 was approximately ($46,000) and ($7,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve the performance of our technician force. For the fiscal year 2005, there were no transactions related to financing activities. Cash provided by financing activities for the fiscal year 2004 was approximately $393,000 due principally to transactions with a related party.

During fiscal year 2005, CSPR was able to meet our cash needs principally as a result of collection of trade accounts receivable.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 980,431 shares, which in the aggregate represent approximately 62% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

As a subsequent event, on September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from 09/13/05, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from 09/13/05, of $1.29 per share. This note is presented in this report in the financial statement as a reduction of stockholders’ equity.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the fiscal years ended July 31, 2005 and 2004.

ITEM 7	FINANCIAL STATEMENTS

All other schedules have been omitted since the required information is not presented or not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Cortelco Systems Puerto Rico, Inc.
Caguas, Puerto Rico

We have audited the accompanying balance sheet of Cortelco Systems Puerto Rico, Inc. as of July 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Cortelco Systems Puerto Rico, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, in prior years, Cortelco Systems Puerto Rico, Inc.’s suffered significant losses from operations that combined with a lack of financial resources raise doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HORWATH VÉLEZ & CO, PSC

Puerto Rico

October 20, 2005
Puerto Rico Society of Certified Public Accountants
Stamp number 2097486 was
affixed to the original of this report.

CORTELCO SYSTEMS PUERTO RICO, INC.
BALANCE SHEET — JULY 31, 2005
(Dollars in Thousands)

ASSETS
Current assets:

Cash	$499
Trade accounts receivable, net of allowance of uncollectible accounts of $214	1,382
Account receivable from affiliates	2
Inventories	276
Prepaid expenses	96
Total current assets	2,255

Property and equipment, net	181

Purchased software, net of accumulated amortization of $71	49
$2,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Trade accounts payable	$499
Due to affiliated entities	169
Other accrued liabilities	276
Deferred revenue	289
Total current liabilities	1,233

Commitments and contingencies

Stockholders’ equity:

Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and outstanding	16
Capital in excess of par value, net of capital contribution note receivable from related party of $304	6,969
Accumulated deficit	(5,733)
Total stockholders’ equity	1,252
$2,485

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2005 AND 2004
(Dollars and Share Data in Thousands Except Per Share Data)

	2005	2004
Net revenues:

Product	$4,392	$4,119
Services	3,022	3,220
Total net revenues	7,414	7,339

Cost of revenues:

Product	3,480	3,302
Services	1,784	1,849
Inventory write-down adjustments	—	950
Total cost of revenues	5,264	6,101
Gross profit	2,150	1,238

Operating expenses:
Selling, general and administrative	2,170	2,195
Provision for doubtful accounts	—	200
Loss on goodwill write-off	—	382
Total operating expenses	2,170	2,777

Loss from operations	(20)	(1,539)

Other income, net	31	45

Income (loss) before provision for income taxes	11	(1,494)

Provision for income taxes	—	—

Net income (loss)	$11	$(1,494)

Basic and diluted net income (loss) per share	$0.01	$(1.11)

Weighted-average number of shares outstanding	1,605	1,348

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2005 AND 2004
(Dollars in Thousands)

	Common stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Total
Balance, August 1, 2003	$12	$7,169	$(304)	$(4,250)	$2,627
Capital contribution	4	104	—	—	108
Net loss	—	—	—	(1,494)	(1,494)
Balance, July 31, 2004	16	7,273	(304)	(5,744)	1,241
Net income	—	—	—	11	11
Balance, July 31, 2005	$16	$7,273	$(304)	$(5,733)	$1,252

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2005 AND 2004
(Dollars in Thousands)

	2005	2004
Cash flows from operating activities:
Net income (loss)	$11	$(1,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136	149
Provision for doubtful accounts	—	200
Inventory write-downs	—	950
Goodwill write-down	—	382
Loss on disposition of equipment	—	5
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	759	(194)
Due from affiliated entities	(2)	15
Inventories	168	(147)
Prepaid expenses	21	(2)
Increase (decrease) in:
Trade accounts payable	(455)	(311)
Due to affiliated entities	5	—
Other accrued liabilities	(282)	164
Deferred revenue	58	(40)
Total adjustments	408	1,171
Net cash provided by (used in) operating activities	419	(323)

Cash flows from investing activities:
Capital expenditures	(46)	(31)
Net decrease in investment in sales-type leases	—	24
Net cash used in investing activities	(46)	(7)

Cash flows from financing activities:
Issuance of common stocks	—	108
Proceeds from related parties	—	310
Payments of promissory note	—	(25)
Net cash provided by financing activities	—	393

Net change in cash	373	63

Cash, beginning of year	126	63

Cash, end of year	$499	$126

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2005 AND 2004
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

Credit risk concentration — The Company’s business activities primarily are with customers located in Puerto Rico and its trade accounts receivable reflects a broad customer base in the local market. The Company routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk on an individual customer basis is limited.

Recent accounting pronouncement — The following are recent accounting pronouncements:

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The Company does not anticipate that FIN 47 will have a material impact on the financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion 20, Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for a reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to a changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The future implementation of this Statement will have no significant effect on the Company’s financial statements.

As revised in 2004, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered. The Company is required to implement SFAS No. 123, as amended, during the third quarter of fiscal year 2006. At present, the Company does not have any Stock-Based Compensation agreements in force, even when there are 350,000 common stock shares segregated for such purposes in the future. The implementation of SFAS No. 123, as amended, is not expected to have a material impact in the Company’s financial statements.

Fair value of financial instruments — The carrying amount of cash is a reasonable estimate of their fair value.

The carrying amounts of accounts receivable, accounts payable trade (including related party), accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities.

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

Communication systems and maintenance services revenues—Revenues from communication systems and parts include the sales of integrated communications equipment and all the related installation and implementation services. The Company recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. The Company recognizes service revenues for maintenance contracts over the life of the service contracts on a straight-line basis, and for other services as the service is provided. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements.

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

Property and equipment — Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the asset’s estimated useful life or lease term as follows:

Estimated useful life (years)
Office and production equipment	3–5
Furniture and fixtures	5–10
Internal use software	3–5
Leasehold improvements	5 or lesser of lease life or asset category life

When assets are sold, retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income. Significant improvements to leased property are capitalized and amortized over the term of the lease. Maintenance and repairs are expensed.

Purchased software — Purchased software for internal use is recorded at cost, and amortized using the straight-line method over the estimated useful life of 3 to 5 years.

Product warranty — The Company gives a one-year warranty to certain products and services sold. The Company recognizes an accrued warranty liability when it sells a product or service. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of technician’s labor and freight.

The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

Accounting for legal costs expected to be incurred in connection with a loss contingency — The Company policy to account for legal costs in relation to a loss contingency is to account for such costs as incurred.

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

Advertising — Advertising is charged to expense as incurred. Advertising expense was $5,272 for fiscal year 2005 and $37,413 for fiscal year 2004.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s previous years recurring losses, reduced market share, and lack of financing resources raised doubt about the Company’s ability to continue as a going concern. The Company’s current efforts to reorganize its core business has allowed the Company to be in a break-even position in fiscal years 2005 and 2004 (prior to non-recurring charges), but efforts continue to return to profitability. Accordingly, although management is optimistic about the projected outcome for fiscal year 2006, no assurances can be given that the Company will be successful in maintain positive cash flows and profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	INVENTORIES:

Purchased components, net of slow moving inventory write-down of approximately $213,000	$125
Component and materials related to installations in process	100
Service parts and materials, net of slow moving inventory write-downs of approximately $89,000	51
$276

4.	PROPERTY AND EQUIPMENT:

Furniture and fixtures	$247
Leasehold improvements	88
Computer equipment	94
429
Less accumulated depreciation and amortization	(248)
$181

The accumulated amortization of leasehold improvements was $35,000.

5.	OTHER ACCRUED LIABILITIES:

Reorganization costs	$65
Payroll and payroll taxes	115
Commissions	30
Other	66
$276

6.	RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2005 and 2004, the Company purchased approximately $567,000 and $466,000, respectively, in merchandise from Cortelco Inc., a related party.

As of July 31, 2005, the balances due to related parties are non-interest bearing, unsecured, and have no definite due date. Also, a $304,000 note receivable from a related party, assigned to the Company upon the spin-off from eOn Communications Corporation, on July 31, 2002, is still outstanding. This note is presented in the financial statements as a reduction of stockholders’ equity. See Note 12.

7.	INCOME TAXES:

As a Puerto Rico corporation not doing business in the United States, the Company is exempt from Federal taxes.

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company’s process of assembling communication equipment enjoys preferential tax rates, as follows:

Tax	Benefit
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Under the decree, the Company will be required to comply with certain levels of employment. The tax decree did not result in any income tax benefit for the years ended July 31, 2005 and 2004.

The Company has available income tax carry-forward losses to offset future taxable income that expire as follows:

Year	Income covered by the decree	Other Income
2009	$—	$2,297
2010	1,508	302
2011	918	1,364
2012	858	—
	$3,284	$3,963

Reconciliation between the income tax expense recognized in the Company’s statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

	2005	2004
Current income tax, assuming no carryforward benefit at Puerto Rico tax rate (39%)	$99	$—
Current income tax benefit at Puerto Rico tax rate (39%)	(334)	(583)
Difference in method in recognizing doubtful accounts receivable	(7)	(82)
Difference in method in recognizing inventory write-downs	(236)	(200)
Differences in accrued expenses	2	(28)
Utilization of carryforward benefit	(99)	—
Other, net	—	3
Effect of decree on tax determination	467	294
Change in valuation allowance	108	596
Total income tax expense	$—	$—

The components of the net deferred tax asset for taxable income at July 31, 2005 are as follows:

2005
Deferred tax assets resulting from:
Allowance for doubtful accounts	$83
Inventory allowance	50
Other accrued liabilities	158
Net operating loss carryforwards	1,752
2,043
Less valuation allowance	(2,043)
$—

The Company cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

8.	COMMITMENTS AND CONTINGENCIES:

Claims:

The Company is currently subject to one claim regarding an alleged breach of contract, and various claims regarding employment issues, as follows:

In the breach of contract case, the plaintiff alleges that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $855,000. Although management is strongly contesting the claim, management believes, based on the opinion of counsel, that if the Court does not accept the Company’s defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable nor the amount determinable, an accrual for losses has not been recorded in the Company’s financial statements.

The Company is also defendant in one claim by former employee, totaling approximately $5 million. The Company has filed motion for summary judgment and such motion is under the consideration of the court. The Company’s management believes based on the opinion of counsel that the same is without merit and does not believe that this case will result in a significant unfavorable outcome that would have a material adverse effect upon the Company’s business.

The Company is also a party in other claim incidental to their business. The Company does not believe that this claim will have a material adverse effect on the Company’s business or its financial condition.

Leases:

The Company leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expires on November 30, 2007. Rent expense related to this agreement for the year ended July 31, 2005 and 2004 amounted to $39,000 and $31,000, respectively. The Company also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement for the year ended July 31, 2005 and 2004 amounted to $24,000 and $23,000, respectively.

Future minimum lease payments under these agreements for the next five years are as follows:

Year ending July 31,	Amount
2006	$69
2007	76
2008	44
2009	27
2010	27
$243

During the years ended July 31, 2005 and 2004, rent expense related to other operating leases amounted to approximately $19,000 and $85,000, respectively.

9.	EMPLOYEE BENEFITS:

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

10.	PREFERRED AND COMMON STOCK:

The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2005, there were no outstanding shares of preferred stock.

On June 9, 2003, the Board of Directors approved the addition of 250,000 common stock shares to be reserved for an equity incentive plan. As of July 31, 2005, the equity incentive plan has not been established.

On March 22, 2004, the Company sold 400,000 shares of common stock for $0.27 per share under an agreement with Cortelco Inc., a related party. This sale was exempt from registration, as it was a nonpublic offering. The shares were issued on September 29, 2004.

11.	SUBSEQUENT EVENT:

On September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from 09/13/05, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from 09/13/05, of $1.29 per share. This Note is presented in this report in the financial statement as a reduction of stockholders’ equity.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B	OTHER INFORMATION

On March 15, 2005, CSPR accepted the resignation of James Hopper as Director of the Company and formally appointed Alan L. Laffoon to fill the vacant board position. Mr. Laffoon was appointed to the Audit and Compensation Committees of the Board.

Mr. Laffoon has been director of the Company since March 15, 2005. He has been Financial Manager for the City of Jackson, Tennessee since February 2004. Prior to entering the public sector in 2004, Mr. Laffoon has was Vice President of Operation for ACT Electronics for three years and has held numerous management positions with ACT and other electronics manufacturers in the areas of finance, production, sales, and plant management. Mr. Laffoon was one of the four officers involved in the 1993 IPO of CMC Industries an electronics contract manufacturer company on the NASDAQ. He holds a Bachelor of Science degree in Business Administration and did his Masters work at St. Louis University.

On September 15, 2005, CSPR accepted the resignation of Robert Schnabl as interim President and Chief Executive Officer (CEO) of the Company and formally appointed Walt Duffey as CEO and Juan Carlos Ramos as President of the Company.

Mr. Duffey has been Director of the Company since January 26, 2005. He has been Vice President of Operations of Cortelco, Inc. since March 1998. Prior to his appointment to Vice President of Operations, he held the positions of Director of Operations and Product Manager after joining Cortelco in 1996. From 1987–1996, Mr. Duffey held the positions of Material Manager and Operations Manager with CECO Door Products. Prior to 1987, he held numerous supervisory and management positions with ITT Telecommunications. Mr. Duffey has over thirty years of experience in various business activities related to product and inventory management, accounting, manufacturing, distribution management and operations management. He is a certified practitioner of the American Production and Inventory Control Society and holds a Bachelor of Science degree in Business Administration with minors in Accounting and Economics from Union University in Jackson, Tennessee.

Mr. Ramos became President of the Company in September 2005 and served as a General Manager from October 2004 to September 2005. Mr. Ramos was an independent associate consultant of Business Advisers Inc. from February 2004 to October 2004. Mr. Ramos served as a General Manager of Alliance Networks from November 2002 to February 2004. From April 2000 to July 2002, Mr. Ramos was Strategy Business consultant for Europraxis Consulting Group (Indra). Mr. Ramos has taken courses toward a Ph.D. in Electronics and Telecom Engineering from the University of Surrey and University of Catalonia. Mr. Ramos received a master’s degree in business administration from ESADE Business School and a bachelor’s degree in Physics from the University of Barcelona.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following table sets forth information as to the persons who serve as our executive officers. The Company’s board of directors may appoint additional executive officers from time to time.

Name	Age	Title
Walt Duffey	60	Chief Executive Officer
Juan Carlos Ramos	36	President
Francisco Sanchez	57	Vice President — Finance and Administration, and Chief Financial Officer

WALT DUFFEY became Chief Executive Officer of the Company in September 2005 and served as a Director of the Company from January 2005 to September 2005. He has been Vice President of Operations of Cortelco, Inc. since March 1998. Prior to his appointment to Vice President of Operations, he held the positions of Director of Operations and Product Manager after joining Cortelco in 1996. From 1987–1996, Mr. Duffey held the positions of Material Manager and Operations Manager with CECO Door Products. Prior to 1987, he held numerous supervisory and management positions with ITT Telecommunications. Mr. Duffey has over thirty years of experience in various business activities related to product and inventory management, accounting, manufacturing, distribution management and operations management. He is a certified practitioner of the American Production and Inventory Control Society and holds a Bachelor of Science degree in Business Administration with minors in Accounting and Economics from Union University in Jackson, Tennessee.

JUAN CARLOS RAMOS became President of the Company in September 2005 and served as a General Manager from October 2004 to September 2005. Mr. Ramos was an independent associate consultant of Business Advisers Inc. from February 2004 to October 2004. Mr. Ramos served as a General Manager of Alliance Networks from November 2002 to February 2004. From April 2000 to July 2002, Mr. Ramos was Strategy Business consultant for Europraxis Consulting Group (Indra). Mr. Ramos has taken courses toward a Ph.D. in Electronics and Telecom Engineering from the University of Surrey and University of Catalonia. Mr. Ramos received a master’s degree in business administration from ESADE Business School and a bachelor’s degree in Physics from the University of Barcelona.

FRANCISCO SANCHEZ became Chief Financial Officer of the Company in July 2000 and became Vice President—Finance and Administration in April 1999. Mr. Sanchez served as a director of the Company from January 2002 to September 2002. He was Vice President — Finance and Administration of CPR from July 1998 until April 1999. From June 1987 to June 1998, Mr. Sanchez was Caribbean Region Comptroller for H.B. Fuller Company. From June 1978 to May 1987, Mr. Sanchez held executive positions, Assistant Comptroller in manufacturing, sales and marketing at ITT Industries, Inc. Mr. Sanchez received a master’s degree from Metropolitan University and a BBA from Puerto Rico University.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on January 10, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2005, are incorporated herein by reference in response to this item.

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

Financial Statements

The following information appears in Item 7 of Part II of this Report:

— Independent Auditors’ Report
— Balance Sheet as of July 31, 2005
— Statements of Operations for the Years Ended July 31, 2005 and 2004
— Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2005 and 2004
— Statements of Cash Flows for the Years Ended July 31, 2005 and 2004
— Notes to Financial Statements

All other schedules are omitted because they are not required, not applicable, or the required information is otherwise shown in the consolidated financial statements or the notes thereto.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption ”Fees Paid to the Independent Auditors“ in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTELCO SYSTEMS PUERTO RICO, INC.

By	/s/ Francisco Sanchez Francisco Sanchez, Vice President, Chief Financial Officer, Treasury (Principal Financial Officer)

Dated: October 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Walt Duffey Walt Duffey	Chief Executive Officer (Principal Executive Officer)	October 28, 2005

/s/ Juan Carlos Ramos Juan Carlos Ramos	President	October 28, 2005

/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Treasury (Principal Financial Officer and Principal Accounting Officer)	October 28, 2005

/s/ Sergio Moren Sergio Moren	Director	October 28, 2005

/s/ Alan L Laffoon Alan L Laffoon	Director	October 28, 2005

/s/ Gloria Lee Gloria Lee	Director	October 28, 2005

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