Form 10QSB
period 2005-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2005-12-15
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2005.

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

Commission file number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of small business issuer as specified in its charter)

PUERTO RICO	66-0567491
(State of incorporation)	(IRS Employer Identification No.)

Parque Ind. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137
(Address of principal executive office)

(787) 758-0000
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,604,557 shares of Common Stock, $0.01 par value, as of October 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED OCTOBER 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
October 31, 2005
(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$987
Trade accounts receivable, net	1,369
Inventories, net	324
Prepaid expenses	126
Total current assets	2,806
Property and equipment, net	169
Purchased software, net of accumulated amortization of $75	43

Total	$3,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$680
Due to affiliated entities	86
Deposits on purchases	430
Other accrued liabilities	278
Deferred revenue	259
Total current liabilities	1,733
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	—
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,604,557 shares issued and outstanding	16
Capital in excess of par value	6,978
Deficit	(5,709)
Total stockholders’ equity	1,285

Total	$3,018

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income Statements (Unaudited)
For the Three Months Ended October 31, 2005 and 2004
(Dollars in thousands, except per share data)

	Three Months Ended, October 31
	2005	2004
Net revenues:
Products	$1,057	$1,227
Services	796	773
Total net revenues	1,853	2,000
Cost of revenues:
Products	795	996
Services	510	450
Total cost of revenues	1,305	1,446
Gross profit	548	554
Operating expenses:
Selling, general, & administrative	524	558
Total operating expenses	524	558
Operating income (loss)	24	(4)
Other income, net:	—	24
Income before income taxes	24	20
Provision for income taxes:
Current, assuming no carryforward benefit	(12)	(32)
Carryforward benefit	12	32
Total income tax expense	—	—
Net income	$24	$20
Basic and diluted net income per common share	$0.01	$0.01

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended October 31, 2005
(Dollars in thousands)

	Common stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Total
Balance, July 31, 2005	$16	$7,273	$(304)	$(5,733)	$1,252
Partial collection of capital contribution note from related party	—	—	9	—	9
Net income	—	—	—	24	24
Balance, October 31, 2005	$16	$7,273	$(295)	$(5,709)	$1,285

See notes to condensed financial statements

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended October 31, 2005 and 2004
(Dollars in thousands)

	Three Months Ended, October 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24	$20
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31	33
Other non-cash	9	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivables	15	(106)
Inventories	(48)	258
Prepaid expenses	(30)	(36)
Increase (decrease) in:
Trade accounts payable	181	(199)
Due to affiliated entities	(83)	59
Deposits on purchases	414	(204)
Other accrued liabilities	18	10
Deferred revenue	(30)	88
Total adjustments	477	(97)
Net cash provided by (used in) operating activities	501	(77)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13)	(12)
Net cash used in investing activities	(13)	(12)
NET CHANGE IN CASH	488	(89)
CASH, BEGINNING OF YEAR	499	126
CASH, END OF PERIOD	$987	$37

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)
For the Three Months Ended October 31, 2005 and 2004

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of October 31, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2005 and for the periods then ended, which are included in the Annual Report on Form 10-KSB for the year ended July 31, 2005 filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s previous years recurring losses, reduced market share, and lack of financing resources raised doubt about the Company’s ability to continue as a going concern. The Company’s current efforts to reorganize its core business has allowed the Company to be in a break-even position since 2004 (prior to non-recurring charges in 2004), but efforts continue to return to profitability. Accordingly, although management is optimistic about the projected outcome for other quarters of this fiscal year 2006, no assurances can be given that the Company will be successful in maintaining positive cash flows and profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company believes that its revenues recognition policies are compliant with Staff Accounting Bulleting No. 104, Revenue Recognition in Financial Statements.

Maintenance contracts — Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the first quarter of this fiscal year.

(Dollars in thousands)	July 31, 2005 Liability Balance	Additions	Deductions	October 31, 2005 Liability Balance
Maintenance Contracts	$250	$33	$82	$201

Product Warranties — The Company gives a one-year warranty to certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of labor of technicians and return freight. The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the first quarter of this fiscal year.

(Dollars in thousands)	July 31, 2005 Liability Balance	Additions	Deductions	October 31, 2005 Liability Balance
Warranty Reserve	$39	$37	$18	$58

Cash — Cash includes cash deposited in high-credit qualified financial institutions.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of the outstanding accounts.

Inventories — Purchased inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, as which time, it is valued at the lower of the repair cost or its net realizable value.

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

As revised in 2004, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered. The Company is required to implement SFAS No. 123, as amended, during the third quarter of fiscal year 2006. At present, the Company does not have any Stock-Based Compensation agreements in force; however, there are 350,000 common stock shares segregated for such purposes in the future. The implementation of SFAS No. 123, as amended, is not expected to have a material impact in the Company’s financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented in prior periods or are not applicable to the Company.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of October 31, 2005:

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

Inventories

Inventories consist of the following:

October 31, 2005
(In thousand)
Purchased components, net	$195
Components and materials related to installation in process	90
Parts and materials for sale, net	39
Total inventories	$324

Income per Common Share

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended October 31
	2005	2004
	(Dollars in thousands, except per share data)
Basic and diluted income per share:
Net income	$24	$20
Weighted average number of common shares outstanding	1,604,557	1,604,557
Income from operations per share	$0.01	$0.01

Contingencies

CSPR is currently subject to one claim regarding an alleged breach of contract, and various claims regarding employment issues. In the breach of contract case, the plaintiff alleges that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $855,000. Although management is strongly contesting the claim, management believes, based on the opinion of counsel, that if the Court does not accept the Company’s defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable nor the amount determinable, an accrual for losses has not been recorded in the Company’s financial statements. The Company is also defendant in one claim by a former employee, totaling approximately $5 million. The Company has filed motion for summary judgment and such motion is under the consideration of the court. The Company’s management believes based on the opinion of counsel that the same is without merit and does not believe that this case will result in a significant unfavorable outcome that would have a material adverse effect upon the Company’s business. The Company is also a party in other claim incidental to their business. The Company does not believe that this claim will have a material adverse effect on the Company’s business or its financial condition.

Subsequent Event

On September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from September 13, 2005, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from September 13, 2005, of $1.29 per share. CSPR expects this transaction will occur before July 31, 2006, and will accounted at the time the shares are received from the related party. This note is presented in this report in the financial statement as a reduction of stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. The Company also directs your attention to the risk factors affecting our business that are discussed on this report. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our unaudited financial statements and the notes included thereto.

Financial Condition and Management Plans

Near term, the Company’s cash position has improved from prior years. The Company will continue with the policy of accelerated payment terms to improve cash flows and continue to maintain accounts receivable at controlled levels during the current fiscal year. As a result, as of October 31, 2005, cash was approximately $987,000 compared to approximately $37,000 as of end of the same quarter last year. CSPR’s slight shortfall to budgeted sales in this first quarter ended October 31, 2005 was due to a postponement of the installation of a major system. Historically, the second quarter of each fiscal year is a low point for sales revenue, but CSPR has been receiving customer commitments for new system installations that should allow the Company to achieve the current budget for said quarter of fiscal year 2006. However, to achieve the increased opportunities, CSPR will continue to seek a credit line from a Puerto Rican financial institution. Also, the Company believes that, as the financial condition continues to improve, they will continue to obtain more beneficial credit terms from our main suppliers as successfully done during fiscal year 2005.

CSPR plans to continue to closely monitor our operating costs and expenses, which have stabilized in 2005 and 2004 after significant reductions in prior years. This was done while striving for an increase in sales profits. The Company will continually look for ways to increase our installed base of customers via improved service performance, and increased maintenance sales efforts since our highest gross margins are from service revenues. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR has achieved Platinum level with Avaya, the highest qualification that Avaya gives to its Business Partner. Among other things, being a Platinum Business Partner entitles the Company to additional discounts and special technical trainings. Also, CSPR’s technical staff includes an Avaya Certified Expert (ACE). This is not only the highest level given to a technical person but also is the first ACE awarded to an Avaya Business Partner in the Caribbean. CSPR is also obtaining the highest certifications in two other key product lines, which the Company believes will improve our competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company hired three new salespersons to support and increase our customer base. The Company is pursuing productivity improvements via implementing new technologies such as Web ticketing and Project Management programs.

No assurance can be given that CSPR will be successful in achieving our near term goals.

Results of Operations and Cash Flow for the Three Months Ended October 31, 2005 and 2004

The following discussion provides information about the Company’s operations, for the three months ended October 31, 2005 and for the three months ended October 31, 2004.

Net revenues consist of sales of new product and additions (“Products”) and services (“Services”) related to revenues from maintenance contract and billable services. Net revenues decreased 7.35%, or approximately $147,000 in the three months ended October 31, 2005 compared to the three months ended October 31, 2004. The results primarily reflect decreased revenue of approximately $170,000 in Products, and an increase of approximately $23,000 in

Services due to the postponement of a major equipment installation during the current quarter, and normal fluctuations in the maintenance business.

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the three months ended October 31, 2005 was 29.57% and 27.70% for the three months ended October 31, 2004. The gross margin improvement result basically from better margins from suppliers and more competitive sale strategies in line with management's plan for this fiscal year 2006.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses decreased 6.09% to approximately $524,000 in the three months ended October 31, 2005 from approximately $558,000 in the three months ended October 31, 2004.

The Company had no significant other income and interest expense in the three months ended October 31, 2005.

For both quarters presented herein, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Cash flow provided by operating activities was approximately $501,000 in the three months ended October 31, 2005 and cash flow used in operating activities was approximately ($77,000) in the three months ended October 31, 2004. Cash provided by operating activities in the three months of this fiscal year resulted primarily from an increase in accounts payable and accrued liabilities due to an increase in customers down payment and partially offset by a decrease in trade accounts payable to affiliates. Cash flows used in investing activities for the three months ended October 31, 2005 and 2004 was approximately ($13,000) and ($12,000), respectively. The change in cash for investing activities is related to the acquisition of new computer hardware to improve the performance of our employees.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 979,850 shares, which in the aggregate represent approximately 61% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the three months ended October 31, 2005 and for the three months ended October 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the three months ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No new legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)	Exhibits.

Exhibit Number	Description of Document
31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

(B)	Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.

Date: December 15, 2005	/s/ Francisco Sanchez
Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)