Form 10QSB
period 2006-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2006-03-17
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,604,557 shares of Common Stock, $0.01 par value, as of January 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-QSB

QUARTER ENDED JANUARY 31, 2006

PART   I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Balance Sheet (Unaudited)

January 31, 2006

(Dollars in thousands)

ASSETS

Current assets:

Cash and cash equivalents	$425
Trade accounts receivable, net	1,603
Inventories, net	466
Prepaid expenses	112
Total current assets	2,606

Available for sale securities	197

Property and equipment, net	147

Purchased software, net of accumulated

amortization of $81	38

Total	$2,988

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Trade accounts payable	$475
Due to affiliated entities	56
Deposits on purchases	304
Other accrued liabilities	307
Deferred revenue	296
Total current liabilities	1,438

Stockholders' equity:

Preferred stock, par value $0.01 per share;
authorized, 10,000,000 shares, no shares issued	--
Common stock, par value $0.01 per share,
5,000,000 shares authorized; 1,604,557 shares issued
and outstanding	16
Capital in excess of par value	7,223
Deficit	(5,659)
Accumulated other comprehensive loss	(30)
Total stockholders' equity	1,550

Total	$2,988

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Income (Loss) Statements and Comprehensive Loss (Unaudited)

For the Three Months and Six Months Ended January 31, 2006 and 2005

(Dollars in thousands, except per share data)

Three Months Ended		Six Months Ended
	January 31,	January 31,
---------------------------	----------------------------
2006	2005	2006	2005
-----------	-----------	-----------	------------

Net revenues:
Products	$902	$864	$1,959	$ 2,091
Services	746	756	1,542	1,529
Total net revenues	1,648	1,620	3,501	3,620

Cost of revenues:
Products	610	694	1,405	1,690
Services	449	409	959	859
Total cost of revenues	1,059	1,103	2,364	2,549
Gross profit	589	517	1,137	1,071

Operating expenses:
Selling, general, & administrative	539	537	1,063	1,095

Total operating expenses	539	537	1,063	1,095

Income (loss) from operations	50	(20)	74	(24)

Other income, net:	--	3	--	27

Income (loss) before income taxes	50	(17)	74	3
Provision for income taxes:
Current, assuming no carryforward benefit	8	--	12	--
Change in valuation allowance	(8)	--	(12)	--
Total income tax expense	--	--	--	--
Net income (loss)	50	(17)	74	3
Other comprehensive loss:
Net unrealized loss on available
for sales securities	(30)	--	(30)	--
Comprehensive income (loss)	$20	$(17)	$44	$3

Basic and diluted net income (loss)

per common share	$0.03	$(0.01)	$0.05	$0.00

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended January 31, 2006

(Dollars in thousands)

	Common stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Accumulated other comprehensive loss	Total

Balance, July 31, 2005	$ 16	$ 7,273	$ (304)	$ (5,733)	$ --	$ 1,252
Partial collection of capital contribution note from related party	--	--	254	--	--	254
Net income	--	--	--	74	--	74
Other comprehensive loss	--	--	--	--	(30)	(30)
Balance, January 31, 2006	$ 16	$ 7,273	$ (50)	$ (5,659)	$ (30)	$ 1,550

See notes to condensed financial statements

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Three Months and Six Months Ended January 31, 2006 and 2005

(Dollars in thousands)

Three Months Ended,		Six Months Ended,
	January 31,	January 31,
---------------------------		------------------------
2006	2005	2006	2005
----------	----------	----------	----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50		$(17)	$74	$3
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization		28	33	57	66
Other non-cash		18	--	27	--
Changes in operating assets and liabilities:
Decrease (increase) in:
	Trade accounts receivable	(236)	476	(221)	370
	Inventories	(142)	(29)	(190)	229
	Prepaid expenses	14	4	(16)	(32)
Increase (decrease) in:
	Trade accounts payable	(205)	(193)	(24)	(392)
Due to affiliated entities		(28)	176	(111)	235
	Deposits on purchases	(127)	10	287	(169)
	Accrued liabilities	30	(94)	48	(109)
	Deferred revenue	37	(40)	7	48
Total adjustments	(611)		343	(136)	246
Net cash provided by (used in) operating activities	(561)		326	(62)	249

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1)	(11)	(12)	(23)
Net cash used in investing activities	(1)	(11)	(12)	(23)

NET CHANGE IN CASH	(562)	315	(74)	226
CASH, BEGINNING OF PERIOD	987	37	499	126
CASH, END OF THE PERIOD	$425	$352	$425	$352

Supplemental Disclosure of Non cash Investing and
Financing Activities
Common Stock received in partial settlement of related party receivable	$227	$--	$227	$--

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Six Months Ended January 31, 2006 and 2005

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of January 31, 2006 and for all periods presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's previous years recurring losses, reduced market share, and lack of financing resources raised doubt about the Company's ability to continue as a going concern. The Company's current efforts to reorganize its core business has allowed the Company to be in a break-even position since 2004 (prior to non-recurring charges in 2004), but efforts continue to return to profitability. Accordingly, although management is optimistic about the projected outcome for other quarters of this fiscal year 2006, no assurances can be given that the Company will be successful in maintaining positive cash flows and profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable (including to related parties), accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities. Marketable securities are classified as available for sale and are reported at fair value.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended January 31, 2006.

(Dollars in thousands)	October 31, 2005 LiabilityBalance	Additions	Deductions	January 31, 2006 Liability Balance

Maintenance Contracts	$201	$136	$ 98	$239

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended January 31, 2006.

(Dollars in thousands)	October 31, 2005 Liability Balance	Additions	Deductions	January 31, 2006 Liability Balance

Warranty Reserve	$58	$21	$23	$56

Cash - Cash includes cash deposited in high-credit qualified financial institutions.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of the outstanding accounts.

Inventories – Purchased inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, as which time, it is valued at the lower of the repair cost or its net realizable value.

Available for sale securities – Securities held in eOn Communications, a related party, are accounted as available for sale securities although they represent restricted shares as defined in Rule 144 under the Act. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140. This statement amends FASB Statements No. 133, Accounting for Derivate Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”

The future implementation of this Statement will have no significant effect on the Company’s financial statements.

As revised in 2004, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered. The Company is required to implement SFAS No. 123, as amended, during the third quarter of fiscal year 2006. At present, the Company does not have any stock issued under any Stock-Based Compensation agreements; however there are 375,000 common stock shares segregated for such purposes in the future. The implementation of SFAS No. 123, as amended, is not expected to have a material impact in the Company's financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented in prior periods or are not applicable to the Company.

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of January 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	(a) --	(b) --	(c) 375,000
Equity compensation plans not approved by security holders	--	--	--
Total	----------------------------- --	------------------------------ --	------------------------------------ 375,000

Note: Due to an inadvertent error in previous reports the number of securities remaining available for future issuance under equity compensation plans was previously reported as 350,000 instead of 375,000 which have been available since the last addition approved by the Board of Director on June 9, 2003.

Inventories Inventories consist of the following:

January 31, 2006

(In thousand)
Purchased components, net	$ 201
Components and materials related to installation in process	217
Parts and materials for maintenance, net	48
Total inventories	$ 466

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Basic and diluted income per share:	(Dollars in thousands, except per share data)
Net income (loss)	$ 50	$ (17)	$ 74	$ 3
Weighted average number of common shares outstanding	1,604,557	1,604,557	1,604,557	1,604,557
Income from operations per share	$ 0.03	$ (0.01)	$ 0.05	$ 0.00

Contingencies

CSPR is currently subject to one claim regarding an alleged breach of contract, and one claim regarding an employment issue. In the breach of contract case, the plaintiff alleges that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff seeks damages of approximately $855,000. Although management is strongly contesting the claim, management believes, based on the opinion of counsel, that if the Court does not accept the Company's defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable nor the amount determinable, an accrual for losses has not been recorded in the Company's financial statements. The Company is also defendant in one claim by a former employee, totaling approximately $5 million. The Company has filed motion for summary judgment and such motion is under the consideration of the Court. The Company’s management believes, based on the opinion of counsel, that the same is without merit and does not believe that this case will result in a significant unfavorable outcome that would have a material adverse effect upon the Company's business.

Related Party Transactions

On September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from September 13, 2005, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from September 13, 2005, of $1.29 per share. On January 12, 2006, the Company received the 175,983 shares of eOn stock. At January 31, 2006 the fair value of eOn’s shares was $1.12 and a comprehensive loss of $29,917 was recorded. The Company expects to receive the CSPR shares before July 31, 2006, and will account for the same, as treasury stocks at the time the shares are received from the related party. The original note is presented in the financial statements as a reduction of stockholders’ equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding the Company’s anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and the Company’s actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond Managements ability to predict or control. The Company also directs your attention to the risk factors affecting its business that are discussed in our 10-KSB filed for the period ended July 31, 2005. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the Company’s unaudited financial statements and the notes included thereto.

Plan of Operation

During the month of January, the Company began a new line of business, the resale of Puerto Rico Telephone Company (“PRTC” - the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico to customers that are willing to change the billing company. CSPR expects to increase this line of business in the near future offering the services mainly to the Company’s customer base which may require the hiring of two or three additional employees.

Another new line of business that the Company has the commitment to develop is the sale of CellStik, a new product in the market. CellStik is a small hand-held device that allows simple and easy back up, edit and transfer between handsets of cellular telephones contacts. It also allows users to enter and edit cell phonebook contacts from the comfort of their full-sized PC keyboard. The CellStik is manufactured by Spark Technologies, a California company that is wholly owned by Mr. David S. Lee, the majority shareholder of CSPR. The Company has hired one salesperson to introduce and develop the product in Puerto Rico’s market. This product could represent a potential for grow in the future to CSPR if it is well accepted in the market.

To achieve the increased opportunities, CSPR will continue to seek a credit line from a Puerto Rican financial institution to provide cash flow financing. The Company believes that, if its financial condition continues to improve, it will continue to obtain more beneficial credit terms from its primary suppliers.

CSPR plans to continue to closely monitor company operating costs and expenses, which stabilized in 2005. The Company will continually look for ways to increase its installed base of customers via improved equipment sales and customer service performance, along with increased maintenance service sales efforts. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR has achieved Platinum level with Avaya, the highest qualification that Avaya gives to its Business Partner. Among other things, being a Platinum Business Partner entitles the Company to additional discounts and special technical trainings. Also, CSPR’s technical staff includes an Avaya Certified Expert (ACE). This is not only the highest level given to a technical person but also is the first ACE awarded to an Avaya Business Partner in the Caribbean. CSPR is also seeking the highest certifications in Mitel and Nortel, which are the other key product lines, which the Company believes will improve its competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company has three salespersons dedicated to support and increase its customer base. The Company is pursuing productivity with continuing improvements in customer service and support through Web ticketing and Project Management programs.

While the Company believes that here are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near term goals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has improved from prior years. The Company will continue with the policy of accelerated payment terms to improve cash flows and continue to maintain accounts receivable and inventories at controlled levels during the current fiscal year. CSPR’s slight shortfall to budgeted sales in the first quarter ended October 31, 2005 was due to a postponement of the installation of a major system. Historically, the second quarter of each fiscal year is a low point for sales revenue, but CSPR achieved the current budget for this quarter ended January 31, 2006. For the third quarter, the Company has been receiving customer commitments for new systems installations that should allow CSPR to achieve the current budget.

Results of Operations and Cash Flow for the Three Months Ended January 31, 2006 and 2005

The following discussion provides information about the Company's operations, for the three months ended January 31, 2006 and for the three months ended January 31, 2005.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”) and services related to revenues from maintenance contract, warranties and other billable services (“Services”). Net revenues increased 1.73% in the three months ended January 31, 2006 compared to the three months ended January 31, 2005. The results primarily reflect increased revenue of approximately $38,000 in Products, due to an installation of major equipment during the current quarter, and a decrease of approximately $10,000 in Services due to normal fluctuations in the maintenance business. The three months ended January 31, 2005 included approximately $200,000 in export sales that the current quarter does not reflect.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the three months ended January 31, 2006 and 2005 was 35.74% and 31.91%, respectively. The gross margin improvement results basically from better markups in the price of products, maximizing productivity, decrease in some subcontracting services by doing them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, and facilities and other overhead expenses incurred to support our business. Selling, general and administrative expenses increased less than one percent to approximately $539,000 in the three months ended January 31, 2006 from approximately $537,000 in the three months ended January 31, 2005. This is the result of Management’s ongoing plan of monitoring this expense.

Interest, Other Income and Expense and Other Comprehensive Loss

The Company had no significant other income and interest expense in the three months ended January 31, 2006.

For the quarter ended January 31, 2006, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance. There was no taxable income during the quarter ended January 31, 2005.

Other comprehensive loss consists of unrealized potential loss, if sold, of securities owned by the Company.

Cash Flow

Cash flow used in operating activities was approximately ($561,000) in the three months ended January 31, 2006 and cash flow provided by operating activities was approximately $326,000 in the three months ended January 31, 2005. Cash used in operating activities in the three months of this fiscal year resulted primarily from an increase in trade accounts receivable, and a decrease in accounts payable. Cash flows used in investing activities for the three months ended January 31, 2006 and 2005 was approximately ($1,000) and ($11,000), respectively. The change in cash for investing activities in both periods reported is related to the acquisition of new hardware and software to improve employee performance.

Results of Operations and Cash Flow for the Six Months Ended January 31, 2006 and 2005

The following discussion provides information about the Company's operations, for the six months ended January 31, 2006 and for the six months ended January 31, 2005.

Net Revenues

Net revenues decreased 3.29% in the six months ended January 31, 2006 compared to the six months ended January 31, 2005. The decrease was primarily due to revenues of approximately $200,000 in export sales achieved in the quarter ended January 31, 2005 that the current period does not reflect.

Cost of Revenues and Gross profit

The gross margin for the six months ended January 31, 2006 was 32.48% and 29.58% for the six months ended January 31, 2005. The gross margin improvement results basically from better markups in the price of products, maximizing productivity, decrease in some subcontracting services by doing them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses decreased approximately $32,000 in the six months ended January 31, 2006 from approximately $1,095,000 in the six months ended January 31, 2005 to approximately $1,063,000 in this quarter. This is the result of Management’s ongoing plan of monitoring this expense.

Interest, Other Income and Expense and Other Comprehensive Loss

The Company had no significant other income and interest expense in the six months ended January 31, 2006.

For the six-months period ended January 31, 2006, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance. There was no taxable income during the six-month period ended January 31, 2005.

Other comprehensive loss consists of unrealized potential loss, if sold, of securities owned by the Company.

Cash Flow

Cash flow used in operating activities was approximately ($62,000) in the six months ended January 31, 2006 and cash flow provided by operating activities was approximately $249,000 in the six months ended January 31, 2005. Cash used in operating activities in the six months of fiscal year 2006 resulted primarily from increases in accounts receivable and inventories partially offset by increases in customer deposits. Cash flows used in investing activities for the six months ended January 31, 2006 and 2005 was approximately ($12,000) and ($23,000), respectively. The change in cash for investing activities in both period reported is related to the acquisition of new hardware and software to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as our primary sources of capital. CSPR does not anticipate the need to raise additional capital to meet its operational, and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors including those related to profit margins, inventories, and the control of selling, general and administrative expenses. CSPR expects the cash generated from operations will be sufficient to meet the cash requirements for the business, including capital expenditures and working capital needs for the near future. Should actual results differ significantly from current assumptions, the Company’s liquidity position could be adversely affected and could be in a position that would require to raise additional capital, which may not be available to CSPR or may not be available on acceptable terms.

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

The Company believes its stock fits the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The Nasdaq Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to

Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer's account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. All of these requirements may restrict your ability to sell CSPR stock and could limit the trading volume and adversely affect the price investors are willing to pay for CSPR stock.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the three months ended January 31, 2006 and for the three months ended January 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal control over financial reporting during the three months ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company internal controls over financial reporting.

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

Cortelco Systems Puerto Rico, Inc.

Date: March 17, 2006	/s/ Francisco Sanchez
Francisco Sanchez, Vice President
Chief Financial Officer, Treasurer
Duly Authorized Officer
(Principal Financial and Accounting Officer)