Form 10QSB
period 2006-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2006-06-14
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to __________

Commission file number 000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.
(Exact name of small business issuer as specified in its charter)

PUERTO RICO	66-0567491
(State of incorporation)	(IRS Employer Identification No.)

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

1,604,557 shares of Common Stock, $0.01 par value, as of April 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED APRIL 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
 April 30, 2006
(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$604
Trade accounts receivable, net	1,551
Inventories, net	330
Prepaid expenses	76
Total current assets	2,561
Available for sale securities	298
Property and equipment, net	132
Purchased software, net of accumulated amortization of $88	45
Total	$3,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$530
Due to affiliated entities	13
Deposits on purchases	33
Other accrued liabilities	334
Deferred revenue	337
Total current liabilities	1,247
Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized, 10,000,000 shares, no shares issued	—
Common stock, par value $0.01 per share, 5,000,000 shares authorized; 1,604,557 shares issued and outstanding	16
Capital in excess of par value	7,302
Deficit	(5,599)
Accumulated other comprehensive income	70
Total stockholders’ equity	1,789
Total	$3,036

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Income Statements and Comprehensive Income (Unaudited)

For the Three Months and Nine Months Ended April 30, 2006 and 2005

(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net revenues:
Products	$1,261	$1,536	$3,220	$3,627
Services	772	762	2,314	2,291
Total net revenues	2,033	2,298	5,534	5,918
Cost of revenues:
Products	897	1,231	2,302	2,921
Services	517	463	1,476	1,322
Total cost of revenues	1,414	1,694	3,778	4,243
Gross profit	619	604	1,756	1,675
Operating expenses:
Selling, general, & administrative	559	555	1,622	1,650
Total operating expenses	559	555	1,622	1,650
Income from operations	60	49	134	25
Other income, net:	—	3	—	30
Income before income taxes	60	52	134	55
Provision for income taxes:
Current, assuming no carryforward benefit	9	8	20	8
Change in valuation allowance	(9)	(8)	(20)	(8)
Total income tax expense	—	—	—	—
Net income	60	52	134	55
Other comprehensive income:
Net unrealized gain on available for sales securities	100	—	70	—
Comprehensive income	$160	$52	$204	$55
Basic and diluted net income per common share	$0.04	$0.03	$0.08	$0.03

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended April 30, 2006

(Dollars in thousands)

	Common stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Accumulated other comprehensive gain	Total
Balance, July 31, 2005	$16	$7,273	$(304)	$(5,733)	$—	$1,252
Partial collection of capital contribution note from related party	—	—	290	—	—	290
Cancellation of debt assumed in 2002 spin-off		43				43
Net income	—	—	—	134	—	134
Other comprehensive gain	—	—	—	—	70	70
Balance, April 30, 2006	$16	$7,316	$(14)	$(5,599)	$70	$1,789

See notes to condensed financial statements

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Cash Flows (Unaudited)

For the Three Months and Nine Months Ended April 30, 2006 and 2005

(Dollars in thousands)

	Three Months Ended, April 30,		Nine Months Ended, April 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60	$52	$134	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	19	85	84
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	52	(99)	(169)	271
Inventories	135	(21)	(55)	208
Prepaid expenses	36	46	20	14
Increase (decrease) in:
Trade accounts payable	55	(31)	31	(423)
Due to affiliated entities	36	42	(48)	277
Deposits on purchases	(271)	(12)	16	(181)
Accrued liabilities	27	20	75	(92)
Deferred revenue	41	13	48	61
Total adjustments	139	(23)	3	219
Net cash provided by operating activities	199	29	137	274
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20)	—	(32)	(19)
Net cash used in investing activities	(20)	—	(32)	(19)
NET CHANGE IN CASH	179	29	105	255
CASH, BEGINNING OF PERIOD	425	352	499	126
CASH, END OF THE PERIOD	$604	$381	$604	$381
Supplemental Disclosure of Non cash Investing and Financing Activities
Common stock received in partial settlement of related party receivable	$—	$—	$227	$—
Cancellation of debt assumed in 2002 spin-off	$43	$—	$43	$—

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months and Nine Months Ended April 30, 2006 and 2005

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of April 30, 2006 and for all periods presented.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended April 30, 2006.

(Dollars in thousands)	January 31, 2006 Liability Balance	Additions	Deductions	April 30, 2006 Liability Balance
Maintenance Contracts	$239	$118	$108	$249

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended April 30, 2006.

(Dollars in thousands)	January 31, 2006 Liability Balance	Additions	Deductions	April 30, 2006 Liability Balance
Warranty Reserve	$56	$51	$21	$86

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

Available for sale securities — Securities held in eOn Communications, a related party, are accounted as available for sale securities although they represent restricted shares as defined in Rule 144 under the Act. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

As revised in 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered. The Company is required to implement SFAS No. 123, as amended, during the first quarter of fiscal year 2007. At present, the Company does not have any stock issued under any Stock-Based Compensation agreements; however there are 375,000 common stock shares segregated for such purposes in the future. The implementation of SFAS No. 123(R), as amended, is not expected to have a material impact in the Company’s financial statements.

The future implementation of this Statement will have no significant effect on the Company’s financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented in prior periods or are not applicable to the Company.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of April 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	375,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	375,000

Inventories

Inventories consist of the following:

April 30, 2006
(In thousand)
Purchased components, net	$207
Components and materials related to installation in process	98
Parts and materials for maintenance, net	25
Total inventories	$330

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Basic and diluted income per share:

Net income	$60	$52	$134	$55
Weighted average number of common shares outstanding	1,604,557	1,604,557	1,604,557	1,604,557

Income from operations per share	$0.04	$0.03	$0.08	$0.03

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

During the current quarter, the Municipal Revenue Collections Center of Puerto Rico started an audit regarding personal property taxes for the years 1999-2004. During the audit process, they alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and continue negotiations, as the Company has strong arguments to support its position as to the exemption of such inventory components. At this point, the Company cannot predict the outcome of this audit but estimates that if the outcome is a decision adverse to the Company’s position; it will not result in a significant impact that would have a materially adverse affect upon the Company’s financial statements.

Related Party Transactions

On September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from September 13, 2005, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from September 13, 2005, of $1.29 per share. On January 12, 2006, the Company received the 175,983 shares of eOn stock. At April 30, 2006 the fair value of eOn’s shares was $1.69 and a comprehensive gain of $70,393 was recorded. The Company expects to receive the CSPR shares before July 31, 2006, and will account for the same, as treasury stocks at the time the shares are received from the related party. The original note is presented in the financial statements as a reduction of stockholders’ equity, net of collections.

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

Plan of Operation

During the month of January, the Company began a new line of business, the resale of Puerto Rico Telephone Company (“PRTC” — the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico to customers that are willing to change the billing company. To increase this line of business, CSPR hired two salespersons and expect to hire one or two additional employees before the fiscal year end.

CSPR also began a business partner relationship with Cisco Systems, Inc. in order to sell their products in the area of data and security. Many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure. With this approach, CSPR is trying to be a one-stop-shop to our customers for all their telecommunications needs, including voice, data, security, applications and transmission services.

Another new line of business that the Company has the commitment to develop is the sale of CellStik, a new product in the market. CellStik is a small hand-held device that allows simple and easy back up, edit and transfer between handsets of cellular telephones contacts. It also allows users to enter and edit cell phonebook contacts from the comfort of their full-sized PC keyboard. The CellStik is manufactured by Spark Technologies, a California company that is wholly owned by Mr. David S. Lee, the majority shareholder of CSPR. The Company has hired one salesperson to introduce and develop the product in Puerto Rico’s market. This product could represent a potential for growth in the future to CSPR if it is well accepted in the market.

To achieve the increased opportunities, CSPR will continue to seek a credit line from a Puerto Rican financial institution to provide cash flow financing. Also, the Company believes that, if its financial condition continues to improve, it will continue to obtain more beneficial credit terms from its primary suppliers.

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

CSPR has established a recognized presence in the Virgin Islands as part of its ongoing efforts to increase sales in the Caribbean.

While the Company believes that here are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near term goals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has improved from prior years. The Company will continue with the policy of accelerated payment terms to improve cash flows and continue to maintain accounts receivable and inventories at controlled levels during the current fiscal year. CSPR’s slight shortfall to budgeted sales in the first quarter ended October 31, 2005 was due to a postponement of the installation of a major system. Historically, the second quarter of each fiscal year is a low point for sales revenue, but CSPR achieved the current budget for the quarter ended January 31, 2006. The third quarter results indicated a slight shortfall to budgeted sales due to a postponement of only one installation. For the fourth quarter, the Company has been receiving customer commitments for new systems installations that should allow CSPR to achieve the current budget.

Results of Operations and Cash Flow for the Three Months Ended April 30, 2006 and 2005

The following discussion provides information about the Company’s operations, for the three months ended April 30, 2006 and for the three months ended April 30, 2005.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”) and services related to revenues from maintenance contract, warranties and other billable services (“Services”). Net revenues decreased 11.53% in the three months ended April 30, 2006 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $275,000 in Products, due to export sales that the current quarter does not reflect, and an increase of approximately $10,000 in Services due to normal fluctuations in the maintenance business.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation and maintenance labor cost. The gross margin for the three months ended April 30, 2006 and 2005 was 30.45% and 26.28%, respectively. The gross margin improvement results basically from better markups in the price of products, maximizing productivity, decrease in some subcontracting services by doing them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support our business. This expense increased less than 1% to approximately $559,000 in the three months ended April 30, 2006 from approximately $555,000 in the same quarter last fiscal year. This is the result of Management’s ongoing plan of monitoring this expense.

Interest, Other Income and Expense and Other Comprehensive Loss

The Company had no significant other income and interest expense in the three months ended April 30, 2006 or 2005.

For the quarters ended April 30, 2006 and 2005, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Other comprehensive gain consists of unrealized potential gain, if sold, of securities owned by the Company.

Cash Flow

Cash flow provided by operating activities was approximately $199,000 and $29,000 in the three months ended April 30, 2006 and 2005 respectively. Cash provided by operating activities in both three months period resulted primarily from income before depreciation adjusted by normal fluctuations in the operating asset and liability balances. Cash flows used in investing activities for the three months ended April 30, 2006 was approximately ($20,000). The change in cash for investing activities in the quarter ended April 30, 2006 was related to the acquisition of new hardware and software to improve employee performance.

Results of Operations and Cash Flow for the Nine Months Ended April 30, 2006 and 2005

The following discussion provides information about the Company’s operations, for the nine months ended April 30, 2006 and for the nine months ended April 30, 2005.

Net Revenues

Net revenues decreased 6.49% in the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005. The decrease was primarily due to revenues of approximately $200,000 in export sales achieved during the fiscal year that the current period does not reflect.

Cost of Revenues and Gross profit

The gross margin for the nine months ended April 30, 2006 and 2005 were 31.73% and 28.30%, respectively. The gross margin improvement results basically from better markups in the price of products, maximizing productivity, decrease in some subcontracting services by doing them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses decreased approximately $28,000 in the nine months ended April 30, 2006 from approximately $1,650,000 at April 30, 2005 to approximately $1,622,000 at April 30, 2006. This is the result of Management’s ongoing plan of monitoring this expense.

Interest, Other Income and Expense and Other Comprehensive Loss

The Company had no significant other income and interest expense in the nine months ended April 30, 2006.

For these nine months periods ended April 30, 2006 and 2005, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Other comprehensive gain consists of unrealized potential gain, if sold, of securities owned by the Company.

Cash Flow

Cash flow provided by operating activities was approximately $137,000 and $274,000 in the nine months ended April 30, 2006 and 2005, respectively. Cash provided by operating activities in both nine months period resulted primarily from income before depreciation adjusted by normal fluctuations in the operating asset and liability balances. Cash flows used in investing activities for the nine months ended April 30, 2006 and 2005 was approximately ($32,000) and ($19,000), respectively. The change in cash for investing activities in both period reported is related to the acquisition of new hardware and software to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as our primary sources of capital. CSPR does not anticipate the need to raise additional capital to meet its operational, and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses. CSPR expects the cash generated from operations will be sufficient to meet the cash requirements for the business, including capital expenditures and working capital needs for the near future. Should actual results differ significantly from current assumptions, the Company’s liquidity position could be adversely affected and could be in a position that would require the Company to raise additional capital, which may not be available to CSPR or may not be available on acceptable terms.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangements during the nine months ended April 30, 2006 and for the nine months ended April 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal control over financial reporting during the nine months ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company internal controls over financial reporting.

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

Cortelco Systems Puerto Rico, Inc.

Date: June 14, 2006	/s/ Francisco Sanchez
Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)