Form 10KSB
period 2006-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2006-10-27
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

Common Stock, $0.01 par value per share

(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [    ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) YES[    ]   NO [X]

Revenues for the Registrant’s most recent fiscal year: $7,434,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $364,138 based upon the closing sale price as quoted on the OTC Bulletin Board on 09/30/06. The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,571,453 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  YES [    ]  NO [X]

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

Introduction

Cortelco Systems Puerto Rico, Inc. (the “Company”, “CSPR”) is a value-added reseller of third-party brands of voice and data communication systems. The Company’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty. The Company’s revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services. In an effort to be a one-stop-shop to customers for all their communications needs, the Company began a new line of business in fiscal year 2006, the resale of Puerto Rico Telephone (“PRT” – the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico. At year end, revenues for this new line of business were not significant but the Company believes there is an important opportunity in the market to increase the revenues for the new fiscal year. The Company also began a partnering relationship with Cisco Systems, Inc. to sell their products in the area of data and security since many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure. The Company conducts most of its business in Puerto Rico, and also sells, at times, telephone equipment in the Caribbean and Latin America.

CSPR was incorporated in July 1998 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, the Company’s sole stockholder was Cortelco Puerto Rico, Inc. (“CPR”). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations (“eOn”) in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to the Company. On July 31, 2002, the Company was spun-off from eOn as a separate entity to the stockholders of eOn.

Products and Services

The Company integrates, programs, installs, and services voice and data communications systems such as customer premise PBX’s, call centers, voice over IP systems, interactive voice switches, data switches, routers, firewall, security systems, and CTI applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBX's are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer's premises, as well as access to the public switched network.

Sales and Marketing

The Company utilizes a direct sales force to sell its products and services, most of which are installed by the Company’s technical staff. CSPR advertises its products and services primarily through trade shows and hosted marketing presentations.

1

Customer Service and Support

The Company earned approximately $3.0 million of revenue in fiscal year 2006 and 2005 from the servicing of voice and data communications systems previously installed. Customers generally sign maintenance agreements, which detail the services provided and the fees charged for delivering such services. The equipment manufacturers provide training courses for Company personnel for the products that the Company integrates and distributes. A key factor in assessing whether to serve additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the market and the technical expertise required to service the equipment.

Industry Overview

Competitors that distribute many of the same products that CSPR distributes generally characterize the Company’s markets. Therefore, price competition is often intense for many of the products that CSPR distributes. As other value-added resellers sometimes offer the same equipment, the quality of customer service provided is often the differentiating factor in winning new customers.

Competition

The business communications market is highly competitive. Competitive factors include (1) market acceptance of the products, services and technology solutions that the Company provides, (2) pending and future legislation affecting the communications industry, (3) name recognition and market share, (4) ability to provide integrated communication and data solutions for customers in a dynamic industry, and (5) the introduction of new technologies.

The dominant competitor in the Puerto Rico market is Puerto Rico Telephone (“PRT”), which is significantly larger than any other competitor in the market. The Company believes that PRT has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive. PRT has traditionally been the reseller, installer, and a service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico. As PRT exits the reseller and service business for customer premise voice products, the Company will compete with other resellers in an attempt to acquire the maintenance contracts from PRT’s customers. Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service; therefore, having the lowest sales price is often the key to winning a customer initially. Resellers will often compete aggressively on price in order to win customers for maintenance purposes. CSPR is one of the largest resellers in the Puerto Rico market. The Company believes that its size offers a competitive advantage in continuing to grow the communications systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases and other special discounts for obtaining certification required by some of CSPR’s suppliers.

Some competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area. Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services. Therefore, CSPR’s relative size may be a competitive disadvantage for small customers, but the Company is beginning to pursue the medium to large systems for which the overhead of major competitors is higher. Strategic alliances between CSPR, as the systems provider, and major network providers allow presentation of a full solution to large accounts based on a monthly rate for the customer.

There are a number of large, integrated national companies, which also manufacture and sell directly the products that the Company services and sells. Some larger competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices for acquisition opportunities. As a result, CSPR has a competitive disadvantage compared to these larger competitors.

Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs. Products and services that the Company offers are manufactured or supplied by others. This presents a competitive disadvantage since CSPR incurs the risk of reliance upon third-party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms and equipment manufactured or supplied by various companies.

Principal suppliers

The Company integrates, sells, installs, and services the voice and data communications of a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Lucent, Hitachi and Nec among others. CSPR does not make any of the product parts that it sells but rather assembles, configures, integrates and programs the communication systems. The products that CSPR sells are not under exclusive agreements from the main manufacturers.

Customers

CSPR’s customers include large and medium sized businesses as well as a number of small customers. Thus, the Company does not derive a significant portion of revenues from any single customer.

Intellectual Property

The Company does not own any patents, trademarks, or licenses in the conduct of business. The Company conducts most of its activities under the trade name "Cortelco" which is well known by customers in Puerto Rico. Under Puerto Rican law, CSPR has a proprietary interest in this trade name for as long as the Company continues to actively use it.

Governmental Regulation

The Company is not directly regulated by any governmental agency. However, the Federal Communications Commission and Telecommunications Regulatory Board of Puerto Rico have regulations, which address consumer products that connect to the public telephone network. The Company’s business could be adversely affected if these agencies modify or adopt new regulations. Such regulations could impact the cost of the products CSPR sells or limit the types of products that it may sell, thus reducing revenues.

Research and Development Activities

As the Company integrates and distributes the products of third parties and does not sell any products that the Company designs or develops, CSPR does not incur any costs for research and development.

Employees

As of July 31, 2006, the Company had approximately 61 employees, including 17 in sales and marketing, including design and configuration, 7 in customer service, 29 technical staff including voice and data, and 8 in finance and administration, including regular, part-time, and contract employees.

ITEM 2	DESCRIPTION OF PROPERTY

CSPR leases one building of approximately 8,200 square feet for office space and assembly processing from the Municipality of Caguas. The lease on this facility expires in November 2007. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in December 2012. Virtually all of CSPR’s employees work at these facilities.

ITEM 3	LEGAL PROCEEDINGS

From time to time, the Company may be a party to legal proceedings incidental to our business. The Company does not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

In 1997, Cellu-Tel, Inc. filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR breached the terms of a contract by ceasing to supply services to the plaintiff. The plaintiff seeks damages of approximately $854,430.. Discovery proceedings are being conducted. As a result of the information obtained during discovery, the Company filed a Third Party Complaint against City Cellular, Inc. and Edgardo Correa, who is the President of Cellu-Tel, Inc. and City Cellular, Inc. CSPR alleged in the Third Party Complaint that City Cellular is a business conduit (an "alter ego") of plaintiff Cellu-Tel, Inc. The Company has also alleged that City Cellular has continued operating the business of the plaintiff. The Company also believes that City Cellular has received the benefits and income that plaintiff would have received, if any. Therefore, CSPR believes that City Cellular is directly responsible to Cellu-Tel. City Cellular has answered the Third Party Complaint and denied the allegations and raised several defenses. On January 12, 2005, the Court of First Instance issued a Summary Judgment in favor of the third party defendants, City Cellular and Edgardo Correa. As a result, the lawsuit against the third party defendants was dismissed. On February 18, 2005, the Company filed an Appeal with the Puerto Rico Court of Appeals. On August 30, 2005, the Court of Appeals held a Judgment in favor of CSPR’s position. On April 27, 2006 the Court held a Transactional and Pre-Trial hearing in which it was discussed the possibility of a transaction. Unfortunately, Cellu-Tel did not accept the settlement offer. Thus, the Company will continue with the trial procedures. The Company believes, based on the opinion of counsel, that if the Court does not accept the Company's defense, a negative outcome is reasonably possible, although for a lower sum than the one claimed by plaintiff. Because the loss, if any, cannot be classified as probable nor the amount determinable, an accrual for losses has not been recorded in the Company's financial statements.

In 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. The plaintiff seeks $5,074,321 for alleged damages and loss of business. CSPR filed a Motion for Summary Judgment and such motion is under the consideration of the court. Cortelco is strongly defending this case because the Company believes all allegations of conspiracy are false, plaintiff does not have a profitable competing business and his resignation was voluntary. The Company has strong defenses to allow CSPR to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

During the third quarter of this fiscal year, the Municipal Revenue Collection Center of Puerto Rico ("CRIM") a personal property tax audit for years 1999 and 2000, as a result of certain alleged debts arising in CRIM's system for years 2001 through 2004, in the principal amount of $313,000 ($475,000 as of July 31, 2006, including interest and penalties). The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company will submit its position in writing. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently is no established public trading market for any class of CSPR’s capital stock. The Company is not currently offering any shares of capital stock publicly, nor has CSPR publicly proposed to conduct such an offering. Shares of the Company’s common stock are reported on the OTC Bulletin Board under the symbol "CPROF."

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

FISCAL YEAR ENDED JULY 31, 2006	HIGH	LOW
First Quarter	$ 0.35	$ 0.32
Second Quarter	0.40	0.35
Third Quarter	0.60	0.31
Fourth Quarter	1.05	0.35

FISCAL YEAR ENDED JULY 31, 2005
First Quarter	$ 0.17	$ 0.08
Second Quarter	0.32	0.10
Third Quarter	0.30	0.22
Fourth Quarter	0.35	0.25

Holders

As of September 30, 2006, there were 222 shareholders of record of the Company’s common stock and, to the best of our knowledge, approximately 2,225 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal year 2006, the Company did not declare any dividends on capital stock. The Company currently intends to retain any earnings to finance the operation and expansion of business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of July 31, 2006:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	375,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	375,000

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

The Company is dependent on cash and operating cash flows to finance operations and meet capital needs. If such resources are not sufficient, alternative sources may not be available or on terms acceptable to the Company. Management believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s needs for at least the next twelve months, as the Company’s cash position has improved from prior years. The cash at the end of the fiscal year 2006 was approximately $873,000 and for fiscal year 2005 was approximately $499,000, mostly generated from operating activities.

Working capital increased to approximately $1.4 million in fiscal year 2006 from approximately $1.0 million in fiscal year 2005, mainly because the company had no significant investing or financing outlays.

CSPR reduced inventory by approximately $25,000 from approximately $276,000 in fiscal year 2005 to approximately $251,000 in fiscal year 2006. Aggressive inventory management and ongoing obsolescence analysis were key factors in maintaining lower balances in fiscal year 2006.

During the fiscal year 2006, the Company began a new line of business, the resale of PRT services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico to customers that are willing to change the billing company. At year end, revenues for this new line of business were not significant but the Company believes there is an important opportunity in the market to increase the revenues for the new fiscal year. CSPR also began a partnering relationship with Cisco Systems, Inc. to sell their products in the area of data and security. Many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure. With this approach, CSPR is trying to be a one-stop-shop to our customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing. CSPR has established a recognized presence in the Virgin Islands as part of its ongoing efforts to increase sales in the Caribbean. The Company submitted a proposal for one of the largest companies in the Virgin Islands, who is a current customer.

CSPR will continue to seek a credit line from a Puerto Rican financial institution to provide cash flow financing. The Company believes that, if its financial condition continues to improve, it will continue to obtain beneficial credit terms from its primary suppliers. During the fiscal year 2006, CSPR successfully continued the policy of accelerating payment terms to improve cash flows and maintain accounts receivable and inventories at controlled levels. In the past, customers were allowed to withhold up to 30% of the total contract until final acceptance. New agreements are and will be negotiated to limit the amount subject to final customer acceptance to not more than 10%.

CSPR plans to continue to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. The service sales increased this fiscal year as per CSPR management’s plans, which will be continued for the next fiscal year. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR has achieved Platinum level with Avaya, the highest qualification that Avaya gives to its Business Partner. CSPR’s technical staff includes two Avaya Certified Experts (ACE), the highest level given to a technical person and the first ACE awarded to an Avaya Business Partner in the Caribbean. Also, all members of the Avaya sales team obtained the Avaya Certified Associate (ACA) during this year. The Company retained the Platinum Mitel Business Partner level and obtained the Advance Nortel Business Partner Level. To continue the service performance, CSPR began a partnering relationship with Cisco and created a new department specialized in Data with two experts certified. in Cisco Certified Network Associate (CCNA) and other certifications. These levels of Business Partner entitle the Company to additional discounts and special technical trainings. Also, the Company believes it will improve its competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company has three of its sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing increased productivity with continuing improvements in customer service and support through Web ticketing and Project Management programs.

While the Company believes that here are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near term goals.

Results of Operations and Cash Flows

The following discussion provides information about the Company’s operations, for the fiscal year ended July 31, 2006 and 2005.

Net revenues consist of sales of new product and additions (“Product”) and services related to revenues from maintenance contract and billable services (“Services”). Net revenues increased approximately $20,000 to $7,434,000 in fiscal year 2006 from $7,414,000 in fiscal year 2005. The results primarily reflected decreased revenues of approximately $43,000 from the Product segment due to certain export sales held in fiscal year 2005 only. In the Service segment revenues increased approximately $63,000 as a result of increases in billable service calls partially offset by a decline in maintenance contracts due to customers’ decisions to acquire new systems from the Company with a one-year of warranty.

Cost of revenues consists of the same two segments as revenues. The cost of revenues for the Product segment consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installations. The cost of revenues for the Service segment consists primarily of costs to replace or repair equipment and labor related to the services. The gross margins for the fiscal year 2006 and 2005 were 32% and 29%, respectively. The gross margin improvement results basically from increased product margin, maximized productivity, decreased subcontracted services by utilizing internal resources, and more competitive selling and operational strategies.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business. Selling, general and administrative expenses decreased approximately $25,000 from approximately $2,170,000 in fiscal year 2005 to approximately $2,145,000 in fiscal year 2006.

For fiscal year 2006 and 2005, there were no additional provisions for doubtful accounts. For the previously written-off balances, the Company plans to continue its collections efforts by using collection agencies and legal resources.

There was no other income for the 2006 fiscal year. Other income in the fiscal year 2005 was a nonrecurring transaction of approximately $31,000. In addition, the Company had no significant interest expense or interest income in either fiscal year 2006 or 2005.

The resulting income tax in fiscal years 2006 and 2005 was offset by available carryforward losses, through a change in valuation allowance.

Cash flow provided by operating activities was approximately $405,000 and $419,000 in fiscal years 2006 and 2005, respectively. Cash provided by operating activities in fiscal year 2006 resulted primarily from net income and increases in accrued liabilities, customer deposits and deferred revenue, partially offset by an increase in accounts receivable. Cash flow used in investing activities for the fiscal year 2006 and 2005 was approximately ($31,000) and ($46,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve operational performance. For the fiscal years 2006 and 2005, there were no transactions related to financing activities.

Other Relevant Financial Information

On September 16, 2005, the Board of Directors authorized the Officers of the Company to accept a partial settlement related to a note receivable of $304,000 from a related party, assigned to the Company upon the spin-off from eOn Communication Corporation, on July 31, 2002. The partial settlement consist of 43,104 shares of CSPR stock valued at 60 days trailing average from 09/13/05, of $0.33 per share, and 175,983 shares of eOn stock valued at 60 days trailing average from 09/13/05, of $1.29 per share. On January 12, 2006, the Company received the 175,983 shares of eOn stock. At July 31, 2006 the fair value of eOn’s shares was $1.22 and a comprehensive loss of ($12,318) was recorded. On May 24, 2006, the Company also received the 43,104 shares of CSPR stock and that were recorded as Treasury Stock in the Balance Sheet. The remaining note receivable balance of approximately $63,000 was offset with account payable to a related party. This note was presented in prior financial statement as a reduction of stockholders’ equity.

On April 26, 2006, the Board of Directors authorized the transfer of 10,000 restricted common shares of CSPR Treasury Stock to Juan C. Ramos, President of the Company in recognition of improvements in the Company’s operational and financial performance.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,011,241 shares, which in the aggregate represent approximately 64% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

The Company believes its stock fits the definition of a penny stock. The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The NASDAQ Stock Market and that has a market price of less than $5.00 per share, with certain exceptions. Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities. In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer's account. Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. All of these requirements may restrict the ability to sell stock and could limit the trading volume and adversely affect the price investors are willing to pay for CSPR stock.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the fiscal years ended July 31, 2006 and 2005.

ITEM 7	FINANCIAL STATEMENTS

All other schedules have been omitted since the required information is not presented or not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Cortelco Systems Puerto Rico, Inc.

Caguas, Puerto Rico

We have audited the accompanying balance sheet of Cortelco Systems Puerto Rico, Inc. as of July 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC

Puerto Rico

October 20, 2006

Puerto Rico Society of Certified Public Accountants

Stamp number 2184366 was

affixed to the original of this report.

CORTELCO SYSTEMS PUERTO RICO, INC
BALANCE SHEET — JULY 31, 2006
(Dollars in Thousands)

ASSETS
Current assets:
Cash	$873
Trade accounts receivable, net of allowance of uncollectible accounts of $72	1,559
Inventories	251
Prepaid expenses	91
Total current assets	2,774
Available for sale securities	215
Property and equipment, net	116
Purchased software, net of accumulated amortization of $95	36
$3,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$499
Due to affiliated entities	14
Deposits on purchases	106
Other accrued liabilities	379
Deferred revenue	366
Total current liabilities	1,364

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,571,453 outstanding	16
Treasury Stock	(11)
Capital in excess of par value	7,316
Accumulated deficit	(5,532)
Accumulated other comprehensive loss	(12)
Total stockholders’ equity	1,777
$3,141

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2006 AND 2005
(Dollars and Share Data in Thousands Except Per Share Data)

	2006	2005
Net revenues:
Product	$4,349	$4,392
Services	3,085	3,022
Total net revenues	7,434	7,414

Cost of revenues:
Product	3,131	3,480
Services	1,957	1,784
Total cost of revenues	5,088	5,264
Gross profit	2,346	2,150

Operating expenses:
Selling, general and administrative	2,145	2,170
Income (loss) from operations	201	(20)
Other income, net	—	31
Income before provision for income taxes	201	11
Provision for income taxes	—	—
Net income	$201	$11

Other comprehensive loss:
Net unrealized loss on available for sales securities	(12)	—
Comprehensive income	$189	$11
Basic and diluted net income per share	$0.13	$0.01
Weighted-average number of shares outstanding	1,597	1,605

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2006 AND 2005
(Dollars in Thousands)

	Common stock	Treasury Stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Accumulated other comprehensive loss	Total
Balance, August 1, 2004	$16	$—	$7,273	$(304)	$(5,744)	$—	$1,241
Net income	—	—	—	—	11	—	11
Balance, July 31, 2005	16	—	7,273	(304)	(5,733)	—	1,252
Collection of capital contribution note from related party	—	—	—	304	—	—	304
Cancellation of debt assumed in 2002 spin-off	—	—	43	—	—	—	43
Treasury stock	—	(11)	—	—	—	—	(11)
Net income	—	—	—	—	201	—	201
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Balance, July 31, 2006	$16	$(11)	$7,316	$—	$(5,532)	$(12)	$1,777

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2006 AND 2005
(Dollars in Thousands)

	2006	2005
Cash flows from operating activities:
Net income	$201	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112	136
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(177)	759
Inventories	24	168
Prepaid expenses	5	21
Increase (decrease) in:
Trade accounts payable	—	(455)
Due to affiliated entities	(46)	3
Deposits on purchases	89	(197)
Other accrued liabilities	120	(85)
Deferred revenue	77	58
Total adjustments	203	408
Net cash provided by operating activities	405	419

Cash flows from investing activities:
Capital expenditures	(31)	(46)
Net cash used in investing activities	(31)	(46)

Net change in cash	374	373

Cash, beginning of year	499	126

Cash, end of year	$873	$499

Supplemental Disclosure of Non cash Investing and Financing Activities

Common stock received in partial settlement of related party receivable	$227	$—
Treasury stock received in partial settlement of related party receivable	$11	$—
Cancellation of debt assumed in 2002 spin-off	$43	$—

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2006 AND 2005
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

Recent accounting pronouncement — The following are recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued an Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted.

In September 2006, the FASB issued a Statement Accounting Financial Standard (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The future implementation of this Statement will have no significant effect on the Company’s financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented or are not applicable to the Company.

Fair value of financial instruments — The carrying amount of cash is a reasonable estimate of their fair value. The carrying amounts of accounts receivable, accounts payable trade (including related party), accrued expenses, and deposit liabilities are at their approximate fair value due to their short-term maturities. Available for sale securities are stated at quoted market price.

Impairment of long-lived assets — The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset. Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No indications of impairment are evident as a result of such review.

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

Property and equipment — Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the asset’s estimated useful life or lease term as follows:

Estimated useful life (years)
Office and production equipment	3
Furniture and fixtures	5
Internal use software	3
Leasehold improvements	5 or lesser of lease life or asset category life

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

Advertising — Advertising is charged to expense as incurred. There was no advertising expense for fiscal year 2006 because Suppliers Advertisement Funds offset it. This expense for fiscal year 2005 was $5,272.

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

Stock based compensation—At present, the Company does not have any stock assigned to Stock-Based Compensation agreements. However there are 375,000 common stock shares segregated for such purposes in the future. Upon the issuance of any such agreement, the Company will have to apply SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered.

Reclassification—Certain balances disclosed in the 2005 Notes to the Financial Statements have been reclassified to conform to the current year presentation.

2.	INVENTORIES:

Purchased components	$123
Component and materials related to installations in process	82
Parts and materials	46
$251

3.	PROPERTY AND EQUIPMENT:

Furniture and fixtures	$163
Leasehold improvements	89
Computer equipment	90
342
Less accumulated depreciation and amortization	(226)
$116

The accumulated amortization of leasehold improvements was $52,000.

4.	OTHER ACCRUED LIABILITIES:

Reorganization costs	$65
Payroll and payroll taxes	90
Commissions	80
Other	144
$379

5.	MAINTENANCE CONTRACTS:

Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the fiscal year 2006.

	July 31, 2005 Liability Balance	Additions	Deductions	July 31, 2006 Liability Balance
Maintenance Contracts	$250	$424	$386	$288

6.	PRODUCT WARRANTY:

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

The following table summarizes the activity relating to the warranty reserve during the fiscal year 2006.

	July 31, 2005 Liability Balance	Addition	Deductions	July 31, 2006 Liability Balance

Warranty Reserve	$39	$125	$86	$78

7.	RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2006 and 2005, the Company purchased approximately $62,000 and $567,000, respectively, in merchandise from a related party.

As of July 31, 2006, the balances due to related parties are non-interest bearing, unsecured, and are due in the normal course of business. Also, a $304,000 note receivable from a related party, assigned to the Company upon the spin-off from eOn Communications Corporation, on July 31, 2002, was settled during this fiscal year. This note was presented originally in the financial statements as a reduction of stockholders’ equity.

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

Under the decree, the Company will be required to comply with certain levels of employment. The tax decree did not result in any income tax benefit for the years ended July 31, 2006 and 2005.

The Company has available income tax carryforward losses to offset future taxable income that expire as follows:

Year	Income covered by the decree	Other Income
2009	$—	$2,228
2010	1,508	302
2011	1,453	829
2012	856	—
2013	248	—
	$4,065	$3,359

Reconciliation between the income tax expense recognized in the Company’s statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

	2006	2005
Current income tax, assuming no carryforward benefit at Puerto Rico tax rate (39%)	$63	$63
Current income tax benefit at Puerto Rico tax rate (39%)	17	58
Difference in method in recognizing doubtful accounts receivable	(56)	(45)
Difference in method in recognizing inventory write-downs	18	42
Differences in accrued expenses	4	(20)
Differences in deferred revenues	26	23
Utilization of carryforward benefit	(63)	(63)
Effect of decree on tax determination	12	32
Change in valuation allowance	(21)	(90)
Total income tax expense	$—	$—

The components of the net deferred tax asset for taxable income at July 31, 2006 are as follows:

2006
Deferred tax assets resulting from:
Allowance for doubtful accounts	$28
Inventory allowance	8
Other accrued liabilities	191
Net operating loss carryforwards	1,531
1,758
Less valuation allowance	(1,758)
$—

The Company cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

9.	COMMITMENTS AND CONTINGENCIES:

Claims:

The Company is currently subject to claims regarding an alleged breach of contract, employment issues, and property taxes as follows:

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

The Company is also defendant in one claim by former employee, totaling approximately $5 million. The Company has filed motion for summary judgment and such motion is under the consideration of the court. The Company’s management believes based on the opinion of counsel that the Company has strong defenses to allow CSPR to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) a personal property tax audit for years 1999 and 2000, as a result of certain alleged debts arising in CRIM’s system for years 2001 through 2004, in the principal amount of $313,000 ($475,000 as of July 31, 2006, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company will submit its position in writing. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

Leases:

The Company leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expires on November 30, 2007. Rent expense related to this agreement for the year ended July 31, 2006 and 2005 amounted to $46,000 and $39,000, respectively. The Company also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement for the year ended July 31, 2006 and 2005 amounted to $25,000 and $24,000, respectively.

Future minimum lease payments under these agreements for the next five years are as follows:

Year ending July 31,	Amount
2007	$76
2008	44
2009	27
2010	27
2011	27
$201

During the years ended July 31, 2006 and 2005, rent expense related to other operating leases amounted to approximately $23,000 and $19,000, respectively.

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

11.	SHAREHOLDERS’ EQUITY:

The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2006, there were no outstanding shares of preferred stock.

On June 9, 2003, the Board of Directors approved the addition of 250,000 common stock shares to be reserved for an equity incentive plan. As of July 31, 2006, the equity incentive plan has not been established.

Treasury stock represents 10,000 shares at their acquisition cost.

12.	INCOME PER COMMON SHARE:

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

The computations of basic and diluted income per share were as follows:

	2006	2005
	(Dollars in thousands, except per share data)
Basic and diluted income per share:

Net income	$201	$11

Weighted average number of common shares outstanding	1,597,203	1,604,557

Income from operations per share	$0.13	$0.01

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On October 1, 2006 the Board of Directors (the “Board”) accepted the resignation of Walter D. Duffey as Chief Executive Officer of the Company and formally appointed the President of the Company, Juan Carlos Ramos, to serve as Chief Executive Officer. Mr. Duffey will continue to serve on the Company’s Board as a director. The Company also announced the appointment of Robert A. Gordon to serve on the Company’s Board as an additional director. Mr. Gordon was also appointed to serve on the compensation committee of the Board.

Mr. Ramos became President of the Company in 2005 and served as General Manager from October 2004 to September 2005. Mr. Ramos was an independent associate consultant of Business Advisers Inc. from February 2004 to October 2004. Mr. Ramos served as a General Manager of Alliance Networks from November 2002 to February 2004. From April 2000 to July 2002, Mr. Ramos was Strategy Business consultant for Europraxis Consulting Group (Indra).

Mr. Gordon started his Arizona-based design, manufacturing and distribution communications consulting company, R. Gordon & Associates, Inc., in 1991. In 1997, Mr. Gordon founded and became president of Mobicel Systems, Inc., a corporation that designs and markets small business wireless enterprise communications systems. Mr. Gordon has served as president of ATEL Telefonia Inalambrica, S.A. of Guatemala, a provider of rural telephony service, since 2000. In 2003, Mr. Gordon established New Bamboo, a company that specializes in import/export trade of Asian manufactured telecom technology for resale distribution in Latin America.

Executive Officers

The following table sets forth information as to the persons who served as our executive officers as of July 31, 2006. The Company’s board of directors may appoint additional executive officers from time to time.

Name	Age	Title
Walter D. Duffey	61	Chief Executive Officer
Juan Carlos Ramos	37	President
Francisco Sanchez	59	Vice President – Finance and Administration, and Chief Financial Officer

WALT DUFFEY became Chief Executive Officer of the Company in September 2005 and served until October 2006. Mr. Duffey has also served as a Director of the Company since January 2005. He has been Vice President of Operations of Cortelco, Inc. since March 1998. Prior to his appointment to Vice President of Operations, he held the positions of Director of Operations and Product Manager after joining Cortelco in 1996. From 1987-1996, Mr. Duffey held the positions of Material Manager and Operations Manager with CECO Door Products. Prior to 1987, he held numerous supervisory and management positions with ITT Telecommunications. Mr. Duffey has over thirty years of experience in various business activities related to product and inventory management, accounting, manufacturing, distribution management and operations management. He is a certified practitioner of the American Production and Inventory Control Society and holds a Bachelor of Science degree in Business Administration with minors in Accounting and Economics from Union University in Jackson, Tennessee.

JUAN CARLOS RAMOS became Chief Executive Officer of the Company in October 2006 and became President of the Company in September 2005 and served as a General Manager from October 2004 to September 2005. Mr. Ramos was an independent associate consultant of Business Advisers Inc. from February 2004 to October 2004. Mr. Ramos served as a General Manager of Alliance Networks from November 2002 to February 2004. From April 2000 to July 2002, Mr. Ramos was Strategy Business consultant for Europraxis Consulting Group (Indra). Mr. Ramos has taken courses toward a Ph.D. in Electronics and Telecom Engineering from the University of Surrey and University of Catalonia. Mr. Ramos received a master’s degree in business administration from ESADE Business School and a bachelor’s degree in Physics from the University of Barcelona.

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

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on January 9, 2007 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2006, are incorporated herein by reference in response to this item.

We have adopted a Code of Ethics that applies to all employees, which is incorporated herein by reference.

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

Financial Statements

The following information appears in Item 7 of Part II of this Report:

- Independent Auditors’ Report

- Balance Sheet as of July 31, 2006

- Statements of Operations for the Years Ended July 31, 2006 and 2005

- Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2006 and 2005

- Statements of Cash Flows for the Years Ended July 31, 2006 and 2005

- Notes to Financial Statements

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

CORTELCO SYSTEMS PUERTO RICO, INC.

By /s/ Juan Carlos Ramos

Juan Carlos Ramos, President

Chief Executive Officer

(Principal Executive Officer)

By /s/ Francisco Sanchez

Francisco Sanchez, Vice President,

Chief Financial Officer, Treasury

(Principal Financial Officer and

Principal Accounting Officer)

Dated: October 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Juan Carlos Ramos Juan Carlos Ramos	President, Chief Executive Officer (Principal Executive Officer)	October 27, 2006
/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Treasury (Principal Financial Officer and Principal Accounting Officer)	October 27, 2006
/s/ Sergio Moren Sergio Moren	Director	October 27, 2006
/s/ Alan L. Laffoon Alan L Laffoon	Director	October 27, 2006
/s/ Gloria Lee Gloria Lee	Director	October 27, 2006
/s/ Walt Duffey Walt Duffey	Director	October 27, 2006
/s/ Robert A. Gordon Robert A. Gordon	Director	October 27, 2006

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit

Number          Description of Document

3.1 *	Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. ("CSPR").
3.2 *	Amended and Restated Bylaws of CSPR.
4.1 *	Amended and Restated Certificate of Incorporation of CSPR (filed as Exhibit 3.1).
4.2 *	Amended and Restated Bylaws of CSPR (filed as Exhibit 3.2).
4.3*	Form of certificate representing common stock, par value $.01 per share, of CSPR.
10.1*	Distribution Agreement dated as of January 30, 2002, between eOn and CSPR (filed as Exhibit 2.1).
10.2 *	Employee Matters Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.2).

10.3 *	Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and CSPR (filed as Exhibit 2.3).
10.4 *	CSPR 2002 Equity Incentive Plan.
10.5 *	Lease Agreement dated as of March 1, 1999, between CSPR and Cortelco Puerto Rico, Inc.
10.6(a) *	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (Spanish).
10.6(b) *	Sales Agency Agreement dated as of December 19, 1995, between Celulares Telefonica, Inc. and CSPR (English translation).
10.7 *	Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and CSPR.
10.8 *	Asset Purchase Agreement dated as of May 14, 2001, between CSPR and Ochoa Telecom, Inc.
10.9 *	Form of Dealer Agreement between eOn and CSPR.
14.1	Code of Ethics (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/05).
31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

* Incorporated by reference to CSPR's Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.