Form 10QSB
period 2006-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2006-12-15
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2006.

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________ to ____________

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

1,571,453 shares of Common Stock, $0.01 par value, as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED OCTOBER 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)

October 31, 2006
(Dollars in thousands)

ASSETS
Current assets:
Cash	$734
Trade accounts receivable, net of allowance for uncollectible accounts of $72	1,296
Inventories	370
Prepaid expenses	119
Total current assets	2,519
Available for sale securities	304
Property and equipment, net	99
Purchased software, net of accumulated amortization of $101	29
$2,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$486
Due to affiliated entities	6
Deposits on purchases	47
Other accrued liabilities	316
Deferred revenue	290
Total current liabilities	1,145

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,571,453 outstanding	16
Treasury Stock	(11)
Capital in excess of par value	7,316
Accumulated deficit	(5,592)
Accumulated other comprehensive income	77
Total stockholders’ equity	1,806
$2,951

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Condensed Income (Loss) Statements and Comprehensive Income (Unaudited)

For the Three Months Ended October 31, 2006 and 2005

(Dollars in thousands, except per share data)

	Three Months Ended, October 31,
	2006	2005
Net revenues:
Products	$483	$1,057
Services	857	796
Other	107	—
Total net revenues	1,447	1,853

Cost of revenues:
Products	376	795
Services	558	510
Other	96	—
Total cost of revenues	1,030	1,305

Gross profit	417	548

Operating expenses:
Selling, general, & administrative	479	524

Income (loss) from operations	(62)	24

Other income, net:	2	—

Income (loss) before income taxes	(60)	24

Provision for income taxes:
Current, assuming no carryforward benefit	—	(12)
Deferred credit from losses	20	—
Change in Valuation Allowance	(20)	12

Total income tax expense	—	—

Net income (loss)	$(60)	$24

Other comprehensive income:
Net unrealized gain on available for sales securities	89	—

Comprehensive income	29	24

Basic and diluted net income (loss) per common share	$(0.04)	$0.01

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended October 31, 2006

(Dollars in thousands)

	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive income (loss)	Total
Balance, July 31, 2006	$16	$(11)	$7,316	$(5,532)	$(12)	$1,777
Net loss				(60)		(60)
Other comprehensive income	—	—	—	—	89	89
Balance, October 31, 2006	$16	$(11)	$7,316	$(5,592)	$77	$1,806

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended October 31, 2006 and 2005

(Dollars in thousands)

	Three Months Ended, October 31
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(60)	$24

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28	31
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	263	15
Inventories	(119)	(48)
Prepaid expenses	(28)	(30)
Increase (decrease) in:
Trade accounts payable	(13)	181
Due to affiliated entities	(8)	(74)
Deposits on purchases	(59)	414
Other accrued liabilities	(63)	18
Deferred revenue	(76)	(30)
Total adjustments	(75)	477
Net cash provided by (used in) operating activities	(135)	501

Cash flows from investing activities:
Capital expenditures	(4)	(13)
Net cash used in investing activities	(4)	(13)

Net change in cash	(139)	488

Cash, beginning	873	499

Cash, ending	$734	$987

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2006 and 2005

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of October 31, 2006 and for all periods presented, and the same were of normal recurring nature.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2006 and for the periods then ended, which are included in the Annual Report on Form 10-KSB for the year ended July 31, 2006 filed with the Securities and Exchange Commission.

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

Fair value of financial instruments —The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable (including to related parties), accrued expenses, and deposit liabilities approximate fair value due to their short-term maturities. Marketable securities are classified as available for sale and are reported at fair value.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended October 31, 2006.

(Dollars in thousands)	July 31, 2006 Liability Balance	Additions	Deductions	October 31, 2006 Liability Balance
Maintenance Contracts	$288	$39	$102	$225

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended October 31, 2006.

(Dollars in thousands)	July 31, 2006 Liability Balance	Additions	Deductions	October 31, 2006 Liability Balance
Warranty Reserve	$78	$7	$24	$61

Cash — Cash includes cash deposited in high-credit qualified financial institutions.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, at which time, it is valued at the lower of the repair cost or its net realizable value.

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

The following table summarizes the Company equity compensation plan as of October 31, 2006:

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

Inventories

Inventories consist of the following:

October 31, 2006
(In thousand)
Purchased components, net	$239
Components and materials related to installation in process	84
Parts and materials for maintenance, net	47
Total inventories	$370

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended October 31,
	2006	2005
	(Dollars in thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$(60)	$24
Weighted average number of common shares outstanding	1,571,453	1,604,557

Income (loss)from operations per share	$(0.04)	$0.01

Contingencies

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

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM’s system for the years 2001 through 2004, in the principal amount of $313,000 ($480,000 as of October 31, 2006, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company will submit its position in writing. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding the Company’s anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and the Company’s actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond Managements ability to predict or control. The Company also directs your attention to the risk factors affecting its business that are discussed in our 10-KSB filed for the period ended July 31, 2006. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the Company’s unaudited financial statements and the notes included thereto.

Plan of Operation

During the fiscal year 2006, the Company began a new line of business, the resale of PRT services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico to customers that are willing to change the billing company. Beginning this quarter, the revenue from the resale of these services was presented separate in the Income Statement as “Other”. The Company believes there is an important opportunity in the market to increase its revenues for this fiscal year 2007. CSPR also began a partnering relationship with Cisco Systems, Inc. to sell their products in the area of data and security. Many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure. With this approach, CSPR is trying to be a one-stop-shop to our customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing. CSPR is establishing a presence in the Virgin Islands as part of its ongoing efforts to increase sales in the Caribbean. The Company submitted a proposal for one of the largest companies on the Virgin Islands, which is a current customer.

The Company is dependent on cash and operating cash flows to finance operations and meet capital needs. If such resources are not sufficient, alternative sources may not be available or on terms acceptable to the Company. Management believes that cash on hand and cash generated from operations will be sufficient to meet the Company’s needs for at least the next twelve months.

CSPR will continue to seek a credit line from a Puerto Rican financial institution to provide cash flow financing. The Company believes that, if its financial condition continues to improve, it will continue to obtain beneficial credit terms from its primary suppliers.

The Company plans to continue to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. The service sales increased this fiscal year as per CSPR management’s plans, which will be continued for the next fiscal year. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR has achieved Platinum level with Avaya, the highest qualification that Avaya gives to its Business Partner. CSPR’s technical staff includes two Avaya Certified Experts (ACE), the highest level given to a technical person and the first ACE awarded to an Avaya Business Partner in the Caribbean. Also, all members of the Avaya sales team obtained the Avaya Certified Associate (ACA) during this year. The Company retained the Platinum Mitel Business Partner level and obtained the Advance Nortel Business Partner Level. To continue the service performance, CSPR began a partnering relationship with Cisco and created a new department specialized in Data with two experts certified in Cisco Certified Network Associate (CCNA) and other certifications. These levels of Business Partners entitle the Company to additional discounts and special technical trainings. Also, the Company believes it will improve its competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company has three of its sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through Web ticketing and Project Management programs.

While the Company believes that here are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near term goals, at a time when the local economy is going through a slow down period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has improved from prior years. The Company will continue with the policy of accelerated payment terms to improve cash flows and continue to maintain accounts receivable and inventories at controlled levels during the current fiscal year. CSPR’s slight shortfall to budgeted sales in this first quarter ended October 31, 2006 was due to a postponement of some installations to the second quarter. Historically, the second quarter of each fiscal year is a low point for sales revenue, but CSPR believes it will achieve the current budget for the second quarter.

Results of Operations and Cash Flow for the Three Months Ended October 31, 2006 and 2005

The following discussion provides information about the Company’s operations, for the three months ended October 31, 2006 and for the three months ended October 31, 2005.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues decreased 21.91% in the three months ended October 31, 2006 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $574,000 in Products, due to postponement of some medium and small new equipment installations, an increase of approximately $61,000 in Services due to normal fluctuations in the maintenance business, and for this quarter the revenue from PRT services was approximately $107,000, when it was not significant in prior quarters.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for the three months ended October 31, 2006 and 2005 was 28.82% and 29.57%, respectively. The gross margin basically has been stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support our business. This expense decreased 8.59% to approximately $479,000 in the three months ended October 31, 2006 from approximately $524,000 in the same quarter last fiscal year. This is principally the result of the decrease in business during the quarter.

Interest, Other Income and Expense and Other Comprehensive Income

The Company had no significant other income and interest expense in the three months ended October 31, 2006 or 2005.

For the quarter ended October 31, 2006, the deferred tax credit resulting from the reported losses was fully allowed. For the quarter ended October 31, 2005, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Other comprehensive income consists of unrealized potential gain, if sold, of securities owned by the Company.

Cash Flow

Cash flow used in operating activities was approximately ($135,000) in the three months ended October 31, 2006 and cash flow provided by operating activities was approximately $501,000 in the three months ended October 31, 2005. Cash used in operating activities in the three months of this fiscal year resulted primarily from an increase in inventories and other current liabilities, partially offset by a decrease in trade accounts receivable. Cash flows used in investing activities for the three months ended October 31, 2006 was approximately ($4,000). The change in cash for investing activities in this quarter was related to the acquisition of new hardware to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as our primary sources of capital. CSPR does not anticipate the need to raise additional capital to meet its operational and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses. CSPR expects the cash generated from operations will be sufficient to meet the cash requirements for the business, including capital expenditures and working capital needs for the near future. Should actual results differ significantly from current assumptions, the Company’s liquidity position could be adversely affected and could be in a position that would require the Company to raise additional capital, which may not be available to CSPR or may not be available on acceptable terms.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,011,677 shares, which in the aggregate represent approximately 64% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the three months ended October 31, 2006 and for the three months ended October 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal controls over financial reporting during the three months ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Cortelco Systems Puerto Rico, Inc.

December 15, 2006	/s/ Francisco Sanchez
Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)