Form 10QSB
period 2007-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2007-03-16
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number	000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.

(Exact name of small business issuer as specified in its charter)

PUERTO RICO (State of incorporation)	66-0567491 (IRS Employer Identification No.)

Parque Ind. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137

(Address of principal executive office)

(787) 704-0000

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

1,571,453 shares of Common Stock, $0.01 par value, as of January 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED JANUARY 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
January 31, 2007
(Dollars in thousands)

ASSETS
Current assets:
Cash	$612
Trade accounts receivable, net of allowance for uncollectible accounts of $62	1,483
Inventories	363
Prepaid expenses	163
Total current assets	2,621
Available for sale securities	238
Property and equipment, net	89
Purchased software, net of accumulated amortization of $108	23
$2,971
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$611
Due to affiliated entities	4
Deposits on purchases	28
Other accrued liabilities	314
Deferred revenue	231
Total current liabilities	1,188
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,571,453 outstanding	16
Treasury Stock	(11)
Capital in excess of par value	7,316
Accumulated deficit	(5,549)
Accumulated other comprehensive income	11
Total stockholders’ equity	1,783
$2,971

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income (Loss) Statements and Comprehensive Income (Unaudited)
For the Three Months and Six Months Ended January 31, 2007 and 2006
(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net revenues:
Products	$689	$902	$1,172	$1,959
Services	784	746	1,641	1,542
Other	226	—	333	—
Total net revenues	1,699	1,648	3,146	3,501
Cost of revenues:
Products	518	610	894	1,405
Services	442	449	1,000	959
Other	190	—	286	—
Total cost of revenues	1,150	1,059	2,180	2,364
Gross profit	549	589	966	1,137
Operating expenses:
Selling, general, & administrative	515	539	994	1,063
Income (loss) from operations	34	50	(28)	74
Other income, net:	9	—	11	—
Income (loss) before income taxes	43	50	(17)	74
Provision for income taxes:
Current, assuming no carryforward benefit	20	8	—	12
Deferred credit from losses	—	—	4	—
Change in valuation Allowance	(20)	(8)	(4)	(12)
Total income tax expense	—	—	—	—
Net income (loss)	$43	$50	$(17)	$74
Other comprehensive income:
Net unrealized gain (loss) on available for sales securities	(66)	(30)	23	(30)
Comprehensive income (loss)	$(23)	$20	$6	$44
Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.01)	$0.05

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended January 31, 2007
(Dollars in thousands)

	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive income (loss)	Total
Balance, July 31, 2006	$16	$(11)	$7,316	$(5,532)	$(12)	$1,777
Net loss				(17)		(17)
Other comprehensive income	—	—	—	—	23	23
Balance, January 31, 2007	$16	$(11)	$7,316	$(5,549)	$11	$1,783

See notes to condensed financial statements

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months and Six Months ended January 31, 2007 and 2006
(Dollars in thousands)

	Three Months Ended, January 31,		Six Months Ended, January 31,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$43	$50	$(17)	$74
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28	28	56	57
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(187)	(236)	76	(221)
Inventories	7	(142)	(112)	(190)
Prepaid expenses	(44)	14	(72)	(16)
Increase (decrease) in:
Trade accounts payable	125	(205)	112	(24)
Due to affiliated entities	(2)	(10)	(10)	(84)
Deposits on purchases	(19)	(127)	(78)	287
Other accrued liabilities	(2)	30	(65)	48
Deferred revenue	(59)	37	(135)	7
Total adjustments	(153)	(611)	(228)	(136)
Net cash used in operating activities	(110)	(561)	(245)	(62)
Cash flows from investing activities:
Capital expenditures	(12)	(1)	(16)	(12)
Net cash used in investing activities	(12)	(1)	(16)	(12)
Net change in cash	(122)	(562)	(261)	(74)
Cash, beginning	734	987	873	499
Cash, ending	$612	$425	$612	$425

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.
Notes to Condensed Financial Statements (Unaudited)
For the Six Months Ended January 31, 2007 and 2006

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of January 31, 2007 and for all periods presented, and the same were of normal recurring nature.

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

Revenue Recognition — The Company recognizes revenue for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party vendors. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Maintenance contracts — Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended January 31, 2007:

(Dollars in thousands)	October 31, 2006 Liability Balance	Additions	Deductions	January 31, 2007 Liability Balance
Maintenance Contracts	$225	$50	$101	$174

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended January 31, 2007:

(Dollars in thousands)	October 31, 2006 Liability Balance	Additions	Deductions	January 31, 2007 Liability Balance
Warranty Reserve	$61	$15	$20	$56

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

Available for sale securities — Securities held in eOn Communications, a related party, are accounted as available for sale securities. They were restricted until January 12, 2007. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.

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

The following table summarizes the Company equity compensation plan as of January 31, 2007:

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

Inventories

Inventories consist of the following:

January 31, 2007
(In thousand)
Purchased components, net	$255
Components and materials related to installation in process	57
Parts and materials for maintenance, net	51
Total inventories	$363

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$43	$50	$(17)	$74
Weighted average number of common shares outstanding	1,571,453	1,604,557	1,571,453	1,604,557
Income (loss) from operations per share	$0.03	$0.03	$(0.01)	$0.05

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

The Company is also defendant in one claim by former employee, totaling approximately $5 million. The Court considered a partial motion for summary judgment in CSPR’s favor. The Company’s management believes based on the opinion of counsel that the Company has strong defenses to allow CSPR to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM’s system for the years 2001 through 2007, in the principal amount of $320,000 ($497,000 as of January 31, 2007, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company will submit its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

Plan of Operation

During the fiscal year 2006, the Company began a new line of business, the resale of PRT services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico to customers that are willing to change the billing company. Beginning this fiscal year, the revenue from the resale of these services was presented separate in the Income Statement as “Other”. For this quarter, the revenues from the reselling services exceeded the budget and the Company believes there is an important opportunity in the market to increase its revenues for this fiscal year 2007. The Company’s management is also looking for long distance suppliers to increase the services offered to reselling customers. CSPR also began a partnering relationship with Cisco Systems, Inc. to sell their products in the area of data and security. The Company has submitted proposals for various projects that CSPR believes it can sell in the next quarter. CSPR also began a partnering relationship with strategic suppliers like 1) McAfee, a security software provider for networks; 2) Juniper, a router and LAN security provider; and 3) Extreme Network, a network switch provider. With proposals including these product lines, CSPR is trying to be a one-stop-shop to its customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing. CSPR is establishing a presence in the Virgin Islands as part of its ongoing efforts to increase sales in the Caribbean. At present, the Company has been awarded a major project in one of the largest companies on the Virgin Island. CSPR expects to complete this installation during the next quarter of this fiscal year.

The Company plans to continue to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. The service sales increased this fiscal year as per CSPR management’s plans, which will be continued for the next fiscal year. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR has achieved Platinum level with Avaya, the highest qualification that Avaya gives to its Business Partner. CSPR’s technical staff includes two Avaya Certified Experts (ACE), the highest level given to a technical person and the first ACE awarded to an Avaya Business Partner in the Caribbean. Also, all members of the Avaya sales team obtained the Avaya Certified Associate (ACA) during this year. The Company is a Platinum Mitel Business Partner, Advance Nortel Business Partner and recently obtained a McAfee Premium Business Partner. To continue the service performance, CSPR began a partnering relationship with Cisco, and created a new department specialized in Data with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications. To develop this new Data Department, CSPR has incorporated other trademarks like McAfee, Juniper and Extreme. These levels of Business Partners entitle the Company to additional discounts and special technical trainings. Also, the Company believes it will improve its competitive position with customers and suppliers. To improve new installation and maintenance sales results, the Company has three of its sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through Web ticketing and Project Management programs.

While the Company believes that there are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near term goals, at a time when the local economy is going through a slow down period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has improved from prior years. The Company continues with its strong collection efforts to improve cash flows and continue to maintain accounts receivable and inventories at controlled levels during the current fiscal year. CSPR’s shortfall to budgeted sales in the first quarter ended October 31, 2006 was due to a postponement of some installations. Historically, the second quarter of each fiscal year is a low point for sales revenue. CSPR achieved the current budget for the quarter ended January 31, 2007. For the third quarter, the Company has received customer orders and commitments for new systems installations that are expected to allow CSPR to achieve the current budget also.

Results of Operations and Cash Flows for the Three Months Ended January 31, 2007 and 2006

The following discussion provides information about the Company’s operations, for the three months ended January 31, 2007 and for the three months ended January 31, 2006.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues increased 3% in the three months ended January 31, 2007 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $213,000 in Products, due to a logistic problem of one of the Company’s major suppliers of telecommunication equipment and postponement of some medium and small new equipment installations, an increase of approximately $38,000 in Services due to normal fluctuations in the maintenance business, and for this quarter the revenue from a new line of business of reselling services was approximately $226,000.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Other for the three months ended January 31, 2007 and 2006 was 32.31% and 35.74%, respectively. The gross margin decreased principally because the reselling division shown as “Other” produces less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense decreased 4.45% to approximately $515,000 in the three months ended January 31, 2007 from approximately $539,000 in the same period last fiscal year. This is principally the result of the decrease in business during the period.

Interest, Other Income and Expense and Other Comprehensive Income

The Company had no significant other income and interest expense in the three months ended January 31, 2007 or 2006.

For the three months ended January 31, 2007 and 2006, the deferred tax credit resulting from the reported losses was fully allowed. For the quarter ended January 31, 2007 and 2006, other comprehensive loss consists of unrealized potential losses, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($110,000) and ($561,000) in the three months ended January 31, 2007 and 2006 respectively. Cash used in operating activities in the three months ended January 31, 2007 resulted primarily from an increase in trade accounts receivable, partially offset by an increase in trade accounts payable. Cash flows used in investing activities for the three months ended January 31, 2007 were approximately ($12,000). Cash used for investing activities in this quarter was related mainly in the acquisition of new hardware and minor improvements in the warehouse facilities to improve employee performance.

Results of Operations and Cash Flows for the Six Months Ended January 31, 2007 and 2006

The following discussion provides information about the Company’s operations, for the six months ended January 31, 2007 and for the six months ended January 31, 2006.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues decreased 10.14% in the six months ended January 31, 2007 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $787,000 in Products, due to a logistic problem of one of the Company’s major suppliers of telecommunication equipment and postponement of some medium and small new equipment installations, an increase of approximately $99,000 in Services due to normal fluctuations in the maintenance business. For this period, the revenue from reselling services (a new line of business) was approximately $333,000.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Other for the six months ended January 31, 2007 and 2006 was 30.71%, and 32.48%, respectively. The gross margin decreased principally because the new reselling division shown as “Other” produce less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense decreased 6.49% to approximately

$994,000 in the six months ended January 31, 2007 from approximately $1,063,000 in the same period last fiscal year. This is principally the result of the decrease in business during the period.

Interest, Other Income and Expense and Other Comprehensive Income

The Company had no significant other income and interest expense in the six months ended January 31, 2007 or 2006.

For the six months ended January 31, 2007, the deferred tax credit resulting from the reported losses was fully allowed. For the six months ended January 31, 2006, the resulting income tax was offset by the available carryforward losses, through a change in valuation allowance.

Other comprehensive income (loss) consists of unrealized potential gain (losses), if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($245,000) and ($62,000) in the six months ended January 31, 2007 and 2006 respectively. Cash used in operating activities in the six months of this fiscal year resulted primarily from a decrease in deferred revenues and deposits and an increase in inventories partially offset by an increase in accounts payable. Cash flows used in investing activities for the six months ended January 31, 2007 and 2006 were approximately ($16,000) and ($12,000), respectively. Cash used for investing activities in the six months of this period was related mainly in the acquisition of new hardware to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as its primary sources of capital. CSPR does not anticipate the need to raise additional capital to meet its operational and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses. CSPR expects the cash generated from operations will be sufficient to meet the cash requirements for the business, including capital expenditures and working capital needs for the near future. Should actual results differ significantly from current assumptions, the Company’s liquidity position could be adversely affected and could be in a position that would require the Company to raise additional capital, which may not be available to CSPR or may not be available on acceptable terms. CSPR will continue to seek a credit line from a Puerto Rican financial institution to provide cash flow financing. The Company believes that, if its financial condition continues to remains stable, it will continue to obtain beneficial credit terms from its primary suppliers.

Other Relevant Financial Information

The Company’s Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock. Certain provisions of the Company’s certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of CSPR without the consent of the Company’s Board of Directors, even if such changes were favored by a majority of the stockholders. These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,001,177 shares, which in the aggregate represent approximately 63% voting interest in the outstanding shares of the Company’s common stock. These stockholders have the ability to control all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the six months ended January 31, 2007 and 2006.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal controls over financial reporting during the six months ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No new legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 9, 2007, the Company held the annual meeting of its stockholders to vote upon the election of directors. The common stockholders voted to elect two directors to serve on the Corporation’s Board of Directors for a term expiring at the 2009 annual meeting of shareholders or until their successors are duly elected and qualified. The Company’s common stockholders elected Walter D. Duffey to the Board of Directors by a vote of 1,305,972 for, and 3,363 withheld. Also, the Company’s common stockholders elected Robert A. Gordon to the Board of Directors by a vote of 1,306,179 for, and 3,156 withheld.

In addition, the common stockholders ratified the appointment of Horwath Vélez & Co PSC as the Company’s independent accountants for the fiscal year ending July 31, 2007 by a vote of 1,307,586 for, 593 against, and 1,156 abstentions.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)	Exhibits.

Exhibit Number	Description of Document
10.10	Interconnection Agreement dated as of August 18, 2005, between CSPR and Puerto Rico Telephone Company.
31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

(B)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.

Date: March 16, 2007	/s/ Francisco Sanchez Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)