Form 10QSB
period 2007-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2007-06-14
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                       For the quarterly period ended April 30, 2007.

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

1,571,453 shares of Common Stock, $0.01 par value, as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED APRIL 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
April 30, 2007
(Dollars in thousands)

ASSETS
Current assets:
Cash	$663
Trade accounts receivable, net of allowance for uncollectible accounts of $63	1,705
Inventories	413
Prepaid expenses	97
Total current assets	2,878
Available for sale securities	155
Property and equipment, net	78
Purchased software, net of accumulated amortization of $113	18
$3,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$878
Due to affiliated entities	2
Deposits on purchases	41
Other accrued liabilities	305
Deferred revenue	177
Total current liabilities	1,403

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,571,453 outstanding	16
Treasury stock	(11)
Capital in excess of par value	7,316
Accumulated deficit	(5,523)
Accumulated other comprehensive loss	(72)
Total stockholders’ equity	1,726
$3,129

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income Statements and Comprehensive Income (Loss) (Unaudited)
For the Three Months and Nine Months Ended April 30, 2007 and 2006
(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Net revenues:
Products	$735	$1,257	$1,907	$3,216
Services	792	772	2,433	2,314
Other	555	4	888	4
Total net revenues	2,082	2,033	5,228	5,534
Cost of revenues:
Products	517	890	1,411	2,295
Services	545	517	1,545	1,476
Other	510	7	796	7
Total cost of revenues	1,572	1,414	3,752	3,778
Gross profit	510	619	1,476	1,756
Operating expenses:
Selling, general, & administrative	488	559	1,482	1,622
Income (loss) from operations	22	60	(6)	134
Other income, net:	4	—	15	—
Income before income taxes	26	60	9	134
Provision for income taxes:
Current, assuming no carryforward benefit	3	9	13	20
Deferred credit from losses	(5)	—	(3)	—
Change in valuation allowance	2	(9)	(10)	(20)
Total income tax expense	—	—	—	—
Net income	$26	$60	$9	$134
Other comprehensive income:
Net unrealized gain (loss) on available for sales securities	(83)	100	(60)	70
Comprehensive income (loss)	$(57)	$160	$(51)	$204
Basic and diluted net income per common share	$0.02	$0.04	$0.01	$0.08

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended April 30, 2007
(Dollars in thousands)

	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, July 31, 2006	$16	$(11)	$7,316	$(5,532)	$(12)	$1,777
Net income				9		9
Other comprehensive loss	—	—	—	—	(60)	(60)
Balance, April 30, 2007	$16	$(11)	$7,316	$(5,523)	$(72)	$1,726

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months and Nine Months ended April 30, 2007 and 2006
(Dollars in thousands)

	Three Months Ended, April 30,		Nine Months Ended, April 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$26	$60	$9	$134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26	28	82	85
Changes in operating assets and liabilities:
Loss on disposition of equipment	2	—	2	—
Decrease (increase) in:
Trade accounts receivable	(222)	52	(146)	(169)
Inventories	(50)	135	(162)	(55)
Prepaid expenses	66	36	(6)	20
Increase (decrease) in:
Trade accounts payable	266	55	379	31
Due to affiliated entities	(2)	36	(12)	(48)
Deposits on purchases	13	(271)	(65)	16
Other accrued liabilities	(8)	27	(74)	75
Deferred revenue	(54)	41	(189)	48
Total adjustments	37	139	(191)	3
Net cash provided by (used in) operating activities	63	199	(182)	137
Cash flows from investing activities:
Capital expenditures	(12)	(20)	(28)	(32)
Net cash used in investing activities	(12)	(20)	(28)	(32)
Net change in cash	51	179	(210)	105
Cash, beginning	612	425	873	499
Cash, ending	$663	$604	$663	$604

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)
For the Nine Months Ended April 30, 2007 and 2006

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of April 30, 2007 and for all periods presented, and the same were of normal recurring nature.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended April 30, 2007:

(Dollars in thousands)	January 31, 2007 Liability Balance	Additions	Deductions	April 30, 2007 Liability Balance
Maintenance Contracts	$174	$40	$92	$122

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended April 30, 2007:

(Dollars in thousands)	January 31, 2007 Liability Balance	Additions	Deductions	April 30, 2007 Liability Balance
Warranty Reserve	$56	$15	$17	$54

Cash — Cash includes cash deposited in high-credit qualified financial institutions.

Allowance for Doubtful Accounts—The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, at which time, it is valued at the lower of the repair cost or its net realizable value.

Available for sale securities — Securities held in eOn Communications, a related party, are classified as available for sale securities. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.

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

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of April 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	375,000
Equity compensation plans not approved by security holders	—	—	—
Total		—	375,000

Inventories

Inventories consist of the following:

April 30, 2007
(In thousand)
Purchased components, net	$218
Components and materials related to installation in process	133
Parts and materials for maintenance, net	62
Total inventories	$413

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Basic and diluted income per share:
Net income	$26	$60	$9	$134
Weighted average number of common shares outstanding	1,571,453	1,604,557	1,571,453	1,604,557
Income from operations per share	$0.02	$0.04	$0.01	$0.08

Contingencies

The Company is currently subject to claims regarding an alleged breach of contract, employment issues, and property taxes as follows:

In the breach of contract case, the plaintiff alleged that the Company breached the terms of contract by ceasing to supply services to the plaintiff, and the plaintiff sought damages of approximately $855,000. Although management strongly contested the claim, a settlement offer was presented and the suit is being settled in one payment of $55,000 by June 14, 2007. This amount was fully provided for in prior years.

The Company is also defendant in one claim by former employee, totaling approximately $5 million. The Court considered a partial motion for summary judgment in CSPR’s favor. The Company’s management believes, based on the opinion of counsel, that the Company has strong defenses to allow CSPR to prevail. However; at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM’s system for the years 2001 through 2007, in the principal amount of $320,000 ($505,000 as of April 30, 2007, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding the Company’s anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and the Company’s actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond management’s ability to predict or control. The Company also directs your attention to the risk factors affecting its business that are discussed in our 10-KSB filed for the period ended July 31, 2006. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the Company’s unaudited financial statements and the notes included thereto.

Plan of Operation

During the fiscal year 2006, the Company began a new line of business, the resale of PRT services offered to the local users of intra-island calls, ISDN, T1, and other services excluding long distance outside Puerto Rico to customers that are willing to change the billing company. Beginning this fiscal year, the revenue from the resale of these services was presented separate in the Income Statement as “Other”. The Company believes there is an important opportunity to increase revenues with reselling services for this fiscal year 2007. The Company began a partnering relationship with one of the largest long distance provider to increase the services offered to reselling customers. CSPR also began a partnering relationship with Cisco Systems, Inc. to sell their products in the area of data and security. The Company has submitted proposals for various projects that CSPR believes it can sell in the next quarter. CSPR also began a partnering relationship with strategic suppliers like 1) McAfee, a security software provider for networks; 2) Juniper, a router and LAN security provider; and 3) Extreme Network, a network switch provider. With proposals including these product lines, CSPR is trying to be a one-stop-shop to its customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing. CSPR is establishing a presence in the Virgin Islands as part of its ongoing efforts to increase sales in the Caribbean. At present, the Company has been awarded a major project in one of the largest companies on the Virgin Islands. CSPR expected to complete this installation during this quarter but currently plans are to complete this installation within the next two quarters.

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

While the Company believes that there are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near-term goals. Factors that are beyond our control, such as economic events, technological changes, and business trends may influence our financial performance and goals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has been stable for the quarters ended April 30, 2007 and 2006. The Company continues with its strong collection efforts to improve cash flows and continues to maintain accounts receivable and inventories at controlled levels during the current fiscal year. CSPR’s shortfall to budgeted sales in the first quarter ended October 31, 2006 was due to a postponement of some installations. CSPR achieved the budget for the quarter ended January 31, 2007 and for this quarter ended April 30, 2007. For the next quarter, the Company has received customer orders and commitments for new systems installations that are expected to allow CSPR to achieve the current budget also.

Results of Operations and Cash Flows for the Three Months Ended April 30, 2007 and 2006

The following discussion provides information about the Company’s operations, for the three months ended April 30, 2007 and for the three months ended April 30, 2006.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues increased 2.41% in the three months ended April 30, 2007 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $522,000 in Products due to a delay in a major project on the Virgin Islands, and postponement of some medium and small new equipment installations, an increase of approximately $20,000 in Services due to normal fluctuations in the service business, and an increase of approximately $551,000 in Other from a new line of business of reselling services, due to the acquisition of new customers for this service in the first year of operation.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Other for the three months ended April 30, 2007 and 2006 was 24.50% and 30.45%, respectively. The gross margin decreased principally because the reselling division shown as “Other” produces less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense decreased 12.70% to approximately $488,000 in the three months ended April 30, 2007 from approximately $559,000 in the same period last fiscal year. This is principally the result of the decrease in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Income

The Company had no significant other income and interest expense in the three months ended April 30, 2007 or 2006.

For the three months ended April 30, 2007 and 2006, the resulting income tax was fully absorbed by available carryforward losses.

For the quarter ended April 30, 2007 and 2006, other comprehensive income (loss) consists of unrealized potential gain (loss), if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow provided by operating activities was approximately $63,000 and $199,000 in the three months ended April 30, 2007 and 2006 respectively. Cash provided by operating activities in the three months ended April 30, 2007 resulted primarily from an increase in trade accounts payable, partially offset by an increase in trade accounts receivable. Cash flows used in investing activities for the three months ended April 30, 2007 and 2006 were approximately ($12,000), and ($20,000), respectively. Cash used for investing activities in the three months ended April 30, 2007 was related mainly to the acquisition of new hardware, software and technical tools to improve employee performance.

Results of Operations and Cash Flows for the Nine Months Ended April 30, 2007 and 2006

The following discussion provides information about the Company’s operations, for the nine months ended April 30, 2007 and for the nine months ended April 30, 2006.

Net Revenues

Net revenues consist of sales of new system installations and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues decreased 5.53% in the nine months ended April 30, 2007 compared to the same quarter last fiscal year. The results primarily reflect decreased revenue of approximately $1,309,000 in Products due to a delay in a major project on the Virgin Islands, economy factor, and postponement of some medium and small new equipment installations, an increase of approximately $119,000 in Services due to normal fluctuations in the service business and an increase of approximately $884,000 in Other from a new line of business of reselling services, due to the acquisition of new customers for this service in the first year of operation.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Other for the nine months ended April 30, 2007 and 2006 was 28.23%, and 31.73%, respectively. The gross margin decreased principally because the new reselling division shown as “Other” produce less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense decreased 8.63% to approximately $1,482,000 in the nine months ended April 30, 2007 from approximately $1,622,000 in the same period last fiscal year. This is principally the result of the decrease in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Income

The Company had no significant other income and interest expense in the nine months ended April 30, 2007 or 2006.

For the nine months ended April 30, 2007 and 2006, the resulting income tax was fully absorbed by available carryforward losses.

Other comprehensive income (loss) consists of unrealized potential gain (loss), if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($182,000) and cash provided by operating activities was approximately $137,000 in the nine months ended April 30, 2007 and 2006, respectively. Cash used in operating activities in the nine months of this fiscal year resulted primarily from a decrease in deferred revenues and deposits and increases in inventories and trade accounts receivable partially offset by an increase in accounts payable. Cash flows used in investing activities for the nine months ended April 30, 2007 and 2006 were approximately ($28,000) and ($32,000), respectively. Cash used for investing activities in the nine months of this period was related mainly to the acquisition of new hardware to improve employee performance.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,028,682 shares, which in the aggregate represent approximately 65% voting interest in the outstanding shares of the Company’s common stock. These stockholders have the ability to control all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the nine months ended April 30, 2007 and 2006.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal controls over financial reporting during the nine months ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Cortelco Systems Puerto Rico, Inc.

Date: June 14, 2007	/s/ Francisco Sanchez Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)