Form 10KSB
period 2007-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2007-10-30
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]       NO [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) YES [     ]       NO [X]

Revenues for the Registrant’s most recent fiscal year: $7,779,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $462,248 based upon the closing sale price as quoted on the OTC Bulletin Board on 10/02/07. The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,571,453 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):	YES [ ] NO [ X ]

TABLE OF CONTENTS

Page
PART I	1
ITEM 1 DESCRIPTION OF BUSINESS	1
ITEM 2 DESCRIPTION OF PROPERTY	4
ITEM 3 LEGAL PROCEEDINGS	4
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

PART II	5
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS	6
ITEM 7 FINANCIAL STATEMENTS	9
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25
ITEM 8A CONTROLS AND PROCEDURES	25
ITEM 8B OTHER INFORMATION	25

PART III	26
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	26
ITEM 10 EXECUTIVE COMPENSATION	26
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	26
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	27
ITEM 13 EXHIBITS	27
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	27
SIGNATURES	28

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in this report. We disclaim any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our financial statements and the notes included thereto in Item 7.

ITEM 1	DESCRIPTION OF BUSINESS

Introduction

Cortelco Systems Puerto Rico, Inc. (the “Company”, “CSPR”) is a value-added reseller of third-party brands of voice, data, security, applications, transmission services and telephone billing services. The Company is a one-stop-shop to its customer for all of their telecommunications needs. CSPR’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty. The Company’s revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services. At the end of fiscal year 2006, the Company began a new line of business, the resale of Puerto Rico Telephone (“PRT” – the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico. This revenue was presented separately in the Income Statement as “Other” and this business is referred to in the financial statement notes as “Telephony Billing Services”. The Telephony Billing Services is considered as a new segment. To complement this line of business, at the end of the third quarter of fiscal year 2007, CSPR entered into a business relationship with Sprint to carry all long distance calls, including local, domestic and international. There were no revenues from this business arrangement with Sprint for fiscal year 2007.

The Company also has entered into business arrangements with strategic suppliers like 1) Cisco Systems, Inc. to sell their products in the area of data and security since many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure; 2) McAfee, a security software provider for networks; 3) Juniper, a router and LAN security provider; and 4) Extreme Network, a network switch provider to further complement the Company business.

The Company conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean and Latin America. The Company has been awarded a major project by one of the largest companies on the Virgin Islands, which CSPR expected to complete during fiscal year 2007, but current plans are to complete this installation in the first quarter of fiscal year 2008.

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

Products and Services

The Company integrates, programs, installs, and services voice and data communications systems such as customer premise PBXs, call centers, voice over IP systems, interactive voice switches, data switches, routers, firewall, security systems, and CTI applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes. PBXs are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer's premises, as well as access to the public switched network. Also, to be a one-stop-shop to its customer, the Company offers to existing or new customers the telephony billing service. It is a beneficial service to its customers because they only need to call one company for all communication services.

Sales and Marketing

The Company utilizes a direct sales force to sell its products and services, most of which are installed by the Company’s technical staff. CSPR advertises its products and services primarily through trade shows and hosted marketing presentations.

Customer Service and Support

The Company earned approximately $3.0 million of revenue in fiscal year 2007 and 2006 from the servicing of voice and data communications systems previously installed. Customers generally sign maintenance agreements, which detail the services provided and the fees charged for delivering such services. The equipment manufacturers provide training courses for Company personnel for the products that the Company integrates and distributes. A key factor in assessing whether to serve additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the market and the technical expertise required to service the equipment.

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

Principal suppliers

The Company integrates, sells, installs, and services the voice and data communications of a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Lucent, Hitachi, Nec, McAfee, and PRT (for telephony billing services) among others. CSPR does not make any of the product parts that it sells but rather assembles, configures, integrates and programs the communication systems. The products that CSPR sells are not under exclusive agreements from the main manufacturers.

Customers

CSPR’s customers include large and medium sized businesses as well as a number of small customers. In the past, the Company has not derived a significant portion of any of its revenues from any single customer. However, for the telephony billing segment, the Company sells services from one carrier and one major customer represents approximately 38% of the segment’s total revenues for year ended July 31, 2007.

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

Employees

As of July 31, 2007, the Company had approximately 64 employees, including 17 in sales and marketing, including design and configuration, 7 in customer service, 28 technical staff including voice and data, and 12 in finance and administration, including regular, part-time, and contract employees.

ITEM 2	DESCRIPTION OF PROPERTY

CSPR leases one building of approximately 8,200 square feet for office space and assembly processing from the Municipality of Caguas. The lease on this facility expires in November 2007 with an extension of one additional year already requested by the Company. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in December 2012. Virtually all of CSPR’s employees work at these facilities.

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

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM’s system for the years 2001 through 2007, in the principal amount of $320,000 (approximately $513,000 as of July 31, 2007, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

FISCAL YEAR ENDED JULY 31, 2007	HIGH	LOW
First Quarter	$0.73	$0.65
Second Quarter	0.85	0.85
Third Quarter	0.90	0.80
Fourth Quarter	0.85	0.85

FISCAL YEAR ENDED JULY 31, 2006
First Quarter	$0.35	$0.32
Second Quarter	0.40	0.35
Third Quarter	0.60	0.31
Fourth Quarter	1.05	0.35

Holders

As of September 30, 2007, there were 221 shareholders of record of the Company’s common stock and, to the best of our knowledge, approximately 1,965 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal year 2007, the Company did not declare any dividends on capital stock. The Company currently intends to retain any earnings to finance the operation and expansion of business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance Under the Company’s Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of July 31, 2007:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	375,000
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	375,000

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition

The Company’s cash position has been stable for the fiscal years 2007 and 2006. The Company is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs. If such resources are not sufficient, the Company has a new $400,000 credit line approved by a Puerto Rican financial institution, in June 2007. Cash and cash equivalents at the end of the fiscal year 2007 were approximately $1,011,000 and for fiscal year 2006 were approximately $873,000.

Working capital increased to approximately $1.6 million in fiscal year 2007 from approximately $1.4 million in fiscal year 2006, mainly because the Company had no significant investing or financing outlays.

The Company’s inventory increased approximately $70,000 from approximately $176,000 in fiscal year 2006 to approximately $246,000 in fiscal year 2007. CSPR’s ongoing aggressive inventory management and obsolescence analysis were key factors in maintaining low warehouse inventories in fiscal year 2007. The increase in 2007 is directly related to purchases for projects that had not commenced as of July 31, 2007.

Installation in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned. The Company’s installation in process increased approximately $215,000 from approximately $75,000 in fiscal year 2006 to approximately $290,000 in fiscal year 2007, principally as a result of a major project in process on the Virgin Islands.

During fiscal year 2006, the Company began a new line of business, the resale of Puerto Rico Telephone (“PRT” – the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico. This business segment is referred to in the financial statement notes as “Telephony Billing Services”. To complement this line of business, the Company entered into a business relationship with Sprint to carry all long distance calls, including local, domestics and international. There were no revenues from this business arrangement with Sprint for fiscal year 2007.

The Company also entered into business arrangements with strategic suppliers like 1) Cisco Systems, Inc. to sell their products in the area of data and security since many of CSPR’s customers have Cisco routers and switches in their LAN/WAN infrastructure; 2) McAfee, a security software provider for networks; 3) Juniper, a router and LAN security provider; and 4) Extreme Network, a network switch provider to complement the Company business. The Company have being prepared to be competitive in the new technological tendencies, specially to those related to the VoIP telephony Cortelco is already immersed in the VoIP telephony market with products and solutions for our customers With this approach, CSPR is trying to be a one-stop-shop to our customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing.

The Company conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean and Latin America. The Company has been awarded a major project by one of the largest company in the Virgin Islands. CSPR original plans were to complete this project during fiscal year 2007, but current plans are to complete this installation in the first quarter of fiscal year 2008.

The Company believes that, if its financial condition continues to improve, it will continue to obtain beneficial credit terms from its primary suppliers. During the fiscal year 2007, CSPR successfully continued the policy of accelerating payment terms to improve cash flows and maintain accounts receivable and inventories at controlled levels. In the past, customers were allowed to withhold up to 30% of the total contract until final acceptance, whenever possible, new agreements are and will be negotiated to limit the amount subject to final customer acceptance to not more than 10%.

The Company continues to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. The service sales increased this fiscal year as per CSPR management’s plans, which will be continued for the next fiscal year. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. CSPR’s technical staff includes two Avaya Certified Experts (ACE), the highest level given to a technical person and the first ACE awarded to an Avaya Business Partner in the Caribbean. Also, all members of the Avaya sales team obtained the Avaya Certified Associate (ACA) during this fiscal year. The Company is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and recently obtained a McAfee Premium Business Partner. These levels of Business Partners entitle the Company to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers. To continue the service performance, CSPR began working with Cisco, and created a new department specialized in Data with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications. To develop this new Data Department, CSPR has incorporated other trademarks like McAfee, Juniper and Extreme. To develop the security products, the Company hired one person dedicated to support this area. To improve new installation and maintenance sales results, the Company has three of its sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

While the Company believes that there are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near-term goals. Factors that are beyond our control, such as economic events, technological changes, and business trends may influence our financial performance and goals.

Results of Operations and Cash Flows

The following discussion provides information about the Company’s operations for the fiscal years ended July 31, 2007 and 2006.

Net revenues consist of sales of new product and additions (“Product”), services related to revenues from maintenance contract and billable services (“Services”) and revenues from the resale of PRT services (“Other”). Net revenues increased approximately $345,000 to $7,779,000 in fiscal year 2007 from $7,434,000 in fiscal year 2006. The results primarily reflected decreased revenues of approximately $1,413,000 from the Product segment due a delay in a major project on the Virgin Islands, and postponement of some medium and small new equipment installations that the Company expect to be invoiced in the first quarter of fiscal year 2008. Also, the slow down in the local economy may have had an effect on sales. In the Service segment revenues increased approximately $164,000 as a result of increases in billable service calls, partially offset by a decline in maintenance contracts, both due principally to normal fluctuations in the service business. In the Other segment, revenues increased approximately $1,594,000 due to the acquisition of new customers for this service in the first year of operation. Cost of revenues consists of the same three segments as revenues.

The cost of revenues for the Product segment consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installations. The cost of revenues for the Service segment consists primarily of costs to replace or repair equipment and labor related to the services. The cost of revenues for the Other segment consists primarily of expenses related to the reselling business. The gross margins for the fiscal year 2007 and 2006 were 27% and 32%, respectively. The gross margin decreased principally because the new 2007 reselling division, shown as “Other”, produces less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods. To maintain such gross profits, the Company has maximized profitability by replacing subcontracted services with internal resources, and has established more competitive selling and operational strategies.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business. Selling, general and administrative expenses decreased approximately $95,000 from approximately $2,145,000 in fiscal year 2006 to approximately $2,050,000 in fiscal year 2007.

For fiscal year 2007 and 2006, there were no additional provisions for doubtful accounts. For the previously written-off balances, the Company plans to continue collections efforts by using collection agencies and legal resources.

The Company’s only significant other income for fiscal year 2007 was interest income of $25,000 from short-term time deposit. There was no other income for the 2006 fiscal year. For the fiscal year 2007 and 2006 there was no interest or income tax expense.

Other comprehensive loss consists of unrealized potential loss, if sold at that point in time, of securities owned by the Company.

Cash flow provided by operating activities was approximately $172,000 and $405,000 in fiscal years 2007 and 2006, respectively. Cash provided by operating activities in fiscal year 2007 resulted primarily from net income and increases in trade accounts payable and customer deposits, partially offset by an increase in projects in process, inventories and trade accounts receivable. Cash flow used in investing activities for the fiscal year 2007 and 2006 was approximately ($34,000) and ($31,000), respectively. The change in cash for investing activities is related to the acquisition of new technical equipment to improve operational performance. For the fiscal years 2007 and 2006, there were no transactions related to financing activities.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,027,632 shares, which in the aggregate represent approximately 65% voting interest in the outstanding shares of our common stock. These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

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

As a subsequent event, on September 14, 2007, the Board of Directors authorized the transfer of 2,500 shares of the Company’s treasury stock to each member of the Board as recognition of the contributions of each Board member for the year ended July 31, 2007. Stock compensation is to be prorated for time served during the fiscal year 2007 as follows: Alan Laffoon 2,500; Gloria Lee 2,500; Robert A. Gordon 2,083; Sergio Moren 2,500 and, Walter Duffey 2,500.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the fiscal years ended July 31, 2007 and 2006.

ITEM 7	FINANCIAL STATEMENTS

All other schedules have been omitted since the required information is not presented or not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Cortelco Systems Puerto Rico, Inc.

Caguas, Puerto Rico

We have audited the accompanying balance sheet of Cortelco Systems Puerto Rico, Inc. as of July 31, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc. at July 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ HORWATH VÉLEZ & CO, PSC

Puerto Rico

October 26, 2007

Puerto Rico Society of Certified Public Accountants

Stamp number 2277200 was

affixed to the original of this report.

CORTELCO SYSTEMS PUERTO RICO, INC
BALANCE SHEET - JULY 31, 2007
(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,011
Trade accounts receivable, net of allowance of uncollectible accounts of $61	1,742
Inventories	246
Installations in process	290
Prepaid expenses	116
Total current assets	3,405

Available for sale securities	148

Property and equipment, net	58

Purchased software, net of accumulated amortization of $15	12
$3,623
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,036
Due to affiliated entities	12
Deposits on purchases	233
Other accrued liabilities	279
Deferred revenue	268
Total current liabilities	1,828

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,571,453 outstanding	16
Treasury stock, 33,104 shares at cost	(11)
Capital in excess of par value	7,316
Accumulated deficit	(5,447)
Accumulated other comprehensive loss	(79)
Total stockholders’ equity	1,795
$3,623

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF INCOME
YEARS ENDED JULY 31, 2007 AND 2006
(Dollars and Share Data in Thousands Except Per Share Data)

	2007	2006
Net revenues:
Product	$2,906	$4,319
Services	3,249	3,085
Other	1,624	30
Total net revenues	7,779	7,434
Cost of revenues:
Product	2,129	3,098
Services	2,041	1,957
Other	1,497	33
Total cost of revenues	5,667	5,088
Gross profit	2,112	2,346
Operating expenses:
Selling, general and administrative	2,050	2,145
Income from operations	62	201
Other income, mostly interest, net	23	—
Income before provision for income taxes	85	201
Provision for income taxes	—	—
Net income	$85	$201
Other comprehensive loss:
Net unrealized loss on available for sales securities	(67)	(12)
Comprehensive income	$18	$189
Basic and diluted net income per share	$0.05	$0.13
Weighted-average number of shares outstanding	1,571	1,597

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED ULY 31, 2007 AND 2006
(Dollars in Thousands)

	Common stock	Treasury Stock	Capital in excess of par value	Capital contribution note receivable from related party	(Deficit)	Accumulated other comprehensive loss	Total
Balance, August 1, 2005	$16	$—	$7,273	$(304)	$(5,733)	$—	$1,252
Collection of capital contribution note from related party	—	—	—	304	—	—	304
Cancellation of debt assumed in 2002 spin-off	—	—	43	—	—	—	43
Treasury stock	—	(11)	—	—	—	—	(11)
Net income	—	—	—	—	201	—	201
Other comprehensive loss	—	—	—	—	—	(12)	(12)
Balance, July 31, 2006	16	(11)	7,316	—	(5,532)	(12)	1,777
Net income	—	—	—	—	85	—	85
Other comprehensive loss	—	—	—	—	—	(67)	(67)
Balance, July 31, 2007	$16	$(11)	$7,316	—	$(5,447)	$(79)	$1,795

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2007 AND 2006
(Dollars in Thousands)
	2007	2006
Cash flows from operating activities:
Net income	$85	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	112
Loss on disposition of equipment	2	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(183)	(177)
Inventories	(70)	(22)
Installation in process	(215)	46
Prepaid expenses	(25)	5
Increase (decrease) in:
Trade accounts payable	537	—
Due to affiliated entities	(2)	(46)
Deposits on purchases	127	89
Other accrued liabilities	(100)	120
Deferred revenue	(98)	77
Total adjustments	87	204
Net cash provided by operating activities	172	405
Cash flows from investing activities:
Capital expenditures	(34)	(31)
Net cash used in investing activities	(34)	(31)
Net change in cash and cash equivalents	138	374
Cash and cash equivalents, beginning of year	873	499
Cash and cash equivalents, end of year	$1,011	$873

During the years ended July 31, 2007 and 2006, the Company did not pay interest or income taxes.

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2007 AND 2006
(Dollars in Tables in Thousands)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization - Cortelco Systems Puerto Rico, Inc. ("the Company"), a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002. Effective July 31, 2002, the Company was spun-off from eOn to the eOn stockholders. After such spin-off, the Company became an independent entity originally headquartered in San Juan, Puerto Rico that subsequently moved to Caguas, Puerto Rico. The Company's operations include the sale and service of integrated communications, data equipment and telephony billing in Puerto Rico.

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

Concentration risks - The Company's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflect a broad customer base in the local markets. The Company routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk on an individual customer basis is limited for the Product segment. For the telephony billing segment, the Company sells services from one carrier and one major customer represents approximately 38% of the segment’s total revenues for year ended July 31, 2007.

Recent accounting pronouncement - The following are recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued an Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The future implementation of this Statement will have no significant effect on the Company’s financial statements.

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

In February 2007, the FASB issued a Statement Accounting Financial Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company does not foresee the implementation of these statements in the near future; accordingly, it will have no effect in the Company’s financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented or are not applicable to the Company.

Fair value of financial instruments - The carrying amount of cash is a reasonable estimate of their fair value. The carrying amounts of accounts receivable, accounts payable trade (including related party), accrued expenses, and deposit liabilities are at their approximate fair value due to their short-term maturity. Available for sale securities are stated at quoted market price.

Impairment of long-lived assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset. Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. No indications of impairment are evident as a result of such review.

Communication systems and maintenance services revenues - Revenues from communication systems and parts include the sales of integrated communications equipment and all the related installation and implementation services. The Company recognizes revenues from the communications systems it installs upon completion of the installation services and acceptance by the customer due to the customized nature of each installation. The Company recognizes service revenues for maintenance contracts over the life of the service contracts on a straight-line basis, and for other services as the service is provided. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element. The Company believes that its revenue recognition policies are compliant with Staff Accounting Bulleting No. 104, Revenue Recognition in Financial Statements.

Telephony billing revenues - Telephony billing revenues are from the resale of Puerto Rico Telephone (“PRT” – the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding long distance outside of Puerto Rico. Revenues from the resale of PRT services are recognized monthly as services are provided to the customers.

Cash and cash equivalents - Cash and cash equivalents include cash deposited in high-credit qualified financial institutions and other short-term, highly liquid investments.

Allowance for doubtful accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered doubtful based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, as which time, it is valued at the lower of the repair cost or its net realizable value.

Installation in process – Installation in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned.

Available for sale securities – Securities held in eOn Communications, a related party, are accounted as available for sale securities. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income. As of July 31, 2007, the unrecognized holding loss was $79,000, including $67,000 and $12,000 recognized during the years ended July 31, 2007 and 2006, respectively.

Property and equipment - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the shorter of the assets estimated useful life or lease term as follows:

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

Purchased software - Purchased software for internal use is recorded at cost, and amortized using the straight-line method over the estimated useful life of 3 years.

Accounting for legal costs expected to be incurred in connection with a loss contingency – The Company policy to account for legal costs in relation to a loss contingency is to account for such costs as incurred.

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

Advertising - Advertising is charged to expense as incurred. The advertising expense for fiscal year 2007 was $6,511. There was no advertising expense for fiscal year 2006.

Income per common share - The Company reports its earnings per share ("EPS") using Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Stock based compensation - At present, the Company does not have any stock assigned to Stock-Based Compensation agreements. However, there are 375,000 common stock shares segregated for such purposes in the future. Upon the issuance of any such agreement, the Company will have to apply SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered.

Reclassification - Certain balances disclosed in the 2006 Notes to the Financial Statements have been reclassified to conform to the current year presentation.

2. INVENTORIES:

Purchased components	$181
Parts and materials	65
$246

3.	PROPERTY AND EQUIPMENT:

Furniture and fixtures	$59
Leasehold improvements	94
Computer equipment	49
202
Less accumulated depreciation and amortization	(144)
$58

The accumulated amortization of leasehold improvements was $72,000.

4.	OTHER ACCRUED LIABILITIES:

Payroll and payroll taxes	$131
Commissions	14
Other	134
$279

5.	MAINTENANCE CONTRACTS:

Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the fiscal year 2007.

	July 31, 2006 Liability Balance	Additions	Deductions	July 31, 2007 Liability Balance
Maintenance Contracts	$288	$369	$448	$209

6.	PRODUCT WARRANTY:

The Company gives a one-year warranty for certain products sold. The Company recognizes an accrued warranty liability when it sells a product. This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience. If the Company is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product. The Company only incurs the cost of technician’s labor and freight.

The Company recognizes warranty revenue over the term of the warranty period. The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the fiscal year 2007.

	July 31, 2006 Liability Balance	Additions	Deductions	July 31, 2007 Liability Balance
Warranty Reserve	$78	$59	$78	$59

7.	LINE-OF-CREDIT:

On June 27, 2007, the Company was granted a $400,000 revolving line-of-credit by a bank. The advances will be secured by trade accounts receivable and bear interest at 1% over the Citibank’s base rate. The agreement which is renewable annually at the bank’s sole discretion, established certain negative covenants that the Company has to comply with.

8.	RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2007 and 2006, the Company purchased approximately $51,000 and $62,000, respectively, in merchandise from a related party.

As of July 31, 2007, the balances due to related parties are non-interest bearing, unsecured, and are due in the normal course of business.

9.	INCOME TAXES:

As a Puerto Rico corporation not doing business in the United States, the Company is exempt from Federal taxes.

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company's process of assembling communication equipment enjoys preferential tax rates, as follows:

Tax	Benefit
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Under the decree, the Company will be required to comply with certain levels of employment. The tax decree did not result in any income tax benefit for the years ended July 31, 2007 and 2006.

The Company has available income tax carryforward losses to offset future taxable income that expire as follows:

Year	Income covered by the decree	Other Income
2009	$—	$2,228

2010	1,501	302

2011	1,453	829

2012	856	—

2013	248	—

2014	—	22
	$4,058	$3,381

Reconciliation between the income tax expense recognized in the Company's statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

	2007	2006
Current income tax, assuming no carryforward benefit at Puerto Rico tax rate (39%)	$33	$63

Difference in method in recognizing doubtful accounts receivable	(4)	(56)

Difference in method in recognizing inventory write-downs	12	18
Differences in accrued expenses	(11)	4

Differences in deferred revenues	(37)	26

Utilization of carryforward benefit	—	(63)

Effect of decree on tax determination	(2)	12

Change in valuation allowance, and other	9	(4)

Total income tax expense	$—	$—

The components of the net deferred tax asset for taxable income at July 31, 2007 are as follows:

2007
Deferred tax assets resulting from:
Allowance for doubtful accounts	$24
Inventory allowance	30
Accrued liabilities and deferred income	155
Net operating loss carryforwards	1,602
1,811
Less valuation allowance	(1,811)
$—

The Company cannot conclude that it is more likely than not that deferred tax assets will be realized in the future. Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

10.	COMMITMENTS AND CONTINGENCIES:

Claims:

The Company is currently subject to claims regarding an alleged employment issue and property taxes as follows:

The Company is defendant in one claim by a former employee, with alleged damages totaling approximately $5 million. The Company has filed motion for summary judgment and such motion is under the consideration of the Court. The Company’s management believes based on the opinion of counsel that the Company has strong defenses to allow CSPR to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2007, in the principal amount of $320,000 (approximately $513,000 as of July 31, 2007, including interest and penalties). The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

Leases:

The Company leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expires on November 30, 2007 with an extension of one year that expires on November 20, 2008. Rent expense related to this agreement for the year ended July 31, 2007 and 2006 amounted to $50,000 and $46,000, respectively. The Company also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement for the years ended July 31, 2007 and 2006 amounted to $25,000 each year.

Future minimum lease payments under these agreements for the next five years are as follows:

Year ending July 31,	Amount
2008	$78
2009	44
2010	27
2011	27
2012	27
$203

During the years ended July 31, 2007 and 2006, rent expense related to other operating leases amounted to approximately $19,000 and $23,000, respectively.

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

12.	SHAREHOLDERS’ EQUITY:

The Board of Directors of the Company is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series. As of July 31, 2007, there were no outstanding shares of preferred stock.

The shareholders have authorized a stock incentive plan which authorizes a total of 375,000 shares under the plan. However, as of this date, no options or other stock-based awards have been granted pursuant to the plan. Treasury stock represents 33,104 shares at their acquisition cost.

13.	MAJOR CUSTOMER:

The Company's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflects a broad customer base in the local markets. The Company routinely assesses the financial strength of its customers. As a consequence, concentration of credit risk on an individual customer basis is limited for the Products and Services segments. For the Telephony Billing Services segment, the Company sells services from one carrier and one major customer represents approximately 38% of the segment’s total revenues for year ended July 31, 2007.

14.	SEGMENTS:

CSPR’s reportable segments are the Communications Systems (Products and Services) and Telephony Billing Services (Other), each of which offers different products and services. Each segment requires different expertise, and marketing strategies, although some overlapping exists. Also, performance of each segment is assessed independently.

The Communications Systems segment offers communications solutions that address voice and data network switching while the Telephone Billing Services segment resells PRT’s services in Puerto Rico.

The accounting policies of the segments are those described in the summary of significant accounting policies.

2007	Communication Systems	Telephony Billing Services	Total
	(In Thousands)
Revenues	$6,155	$1,624	$7,779
Income (loss) from operations	123	(61)	62
Other income	23	—	23
Provision for income taxes	—	—	—
Net income (loss)	146	(61)	85
Total assets	3,285	338	3,623
Capital expenditures	34	—	34
Depreciation and amortization	114	—	114

For the fiscal year 2006 there were no significant revenues from the Telephony Billing segment, accordingly, all operations relate to the Communication Systems segment.

15.	INCOME PER COMMON SHARE:

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

The computations of basic and diluted income per share were as follows:

	2007	2006
Basic and diluted income per share:	(Dollars in thousands, Except per share data)

Net income	$85	$201

Weighted average number of common shares outstanding	1,571,453	1,597,203

Income from operations per share	$0.05	$0.13

16.	SUBSEQUENT EVENT:

On September 14, 2007, the Board of Directors authorized the transfer of 2,500 shares of the Company’s treasury stock to each member of the Board as recognition of the contributions of each Board member for the year ended July 31, 2007. Stock compensation is to be prorated for time served during the fiscal year 2007 as follows: Alan Laffoon 2,500; Gloria Lee 2,500; Robert A. Gordon 2,083; Sergio Moren 2,500, and Walter Duffey 2,500.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

                                                                                                PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following table sets forth information as to the persons who served as our executive officers as of July 31, 2007. The Company’s board of directors may appoint additional executive officers from time to time.

Name	Age	Title
Juan Carlos Ramos	38	President –Chief Executive Officer
Francisco Sanchez	60	Vice President – Finance and Administration, and Chief Financial Officer

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

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on January 9, 2008 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2007, are incorporated herein by reference in response to this item.

We have adopted a Code of Ethics that applies to all employees, which is incorporated herein by reference.

ITEM 10	EXECUTIVE COMPENSATION

Information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information set forth under the caption “Stock Ownership” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information set forth under the caption “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report or are incorporated by reference herein.

Financial Statements

The following information appears in Item 7 of Part II of this Report:

- Independent Auditors’ Report

- Balance Sheet as of July 31, 2007

- Statements of Operations for the Years Ended July 31, 2007 and 2006

- Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2007 and 2006

- Statements of Cash Flows for the Years Ended July 31, 2007 and 2006

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

Dated: October 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Juan Carlos Ramos Juan Carlos Ramos	President, Chief Executive Officer (Principal Executive Officer)	October 29, 2007

/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Treasury (Principal Financial Officer and Principal Accounting Officer)	October 29, 2007

/s/ Sergio Moren Sergio Moren	Director	October 29, 2007

/s/ Alan L. Laffoon Alan L Laffoon	Director	October 29, 2007

/s/ Gloria Lee Gloria Lee	Director	October 29, 2007

/s/ Walt Duffey Walt Duffey	Director	October 29, 2007

/s/ Robert A. Gordon Robert A. Gordon	Director	October 29, 2007

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