Form 10QSB
period 2007-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2007-12-14
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007.

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

1,583,536 shares of Common Stock, $0.01 par value, as of October 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CORTELCO SYSTEMS PUERTO RICO, INC.
FORM 10-QSB
QUARTER ENDED OCTOBER 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
October 31, 2007

(Dollars in thousands)

ASSETS

Current assets:
Cash	$733
Trade accounts receivable, net of allowance for uncollectible accounts of $60	1,959
Inventories	211
Installations in process	232
Prepaid expenses	179
Total current assets	3,314
Available for sale securities	166
Property and equipment, net	50
Purchased software, net of accumulated amortization of $17	10
$3,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$905
Due to affiliated entities	10
Deposits on purchases	140
Other accrued liabilities	297
Deferred revenue	313
Total current liabilities	1,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	—
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,583,536 outstanding	16
Treasury stock, 21,021 shares at cost	(7)
Capital in excess of par value	7,322
Accumulated deficit	(5,394)
Accumulated other comprehensive loss	(62)
Total stockholders’ equity	1,875
$3,540

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Income Statements and Comprehensive Income (Unaudited)
For the Three Months Ended October 31, 2007 and 2006

(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2007	2006
Net revenues:
Products	$992	$483
Services	768	857
Telephony	742	107
Total net revenues	2,502	1,447
Cost of revenues:
Products	667	376
Services	500	558
Telephony	694	96
Total cost of revenues	1,861	1,030
Gross profit	641	417
Operating expenses:
Selling, general, & administrative	595	479
Income (loss) from operations	46	(62)
Other income (expense), net:	7	2
Income (loss) before income taxes	53	(60)
Provision for income taxes:
Current, assuming no carryforward or tax grant benefits	43	—
Benefit from tax exemption	(22)	—
Benefit from loss carryforwards	(21)	—
Deferred credit from losses	—	20
Change in valuation allowance	—	(20)
Total income tax expense	—	—
Net income (loss)	$53	$(60)
Other comprehensive income:
Net unrealized gain on available for sales securities	17	89
Comprehensive income	$70	$29
Basic and diluted net income (loss) per common share	$0.03	$(0.04)

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended October 31, 2007

(Dollars in thousands)

	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, July 31, 2007	$16	$(11)	$7,316	$(5,447)	$(79)	$1,795
Treasury Stock		4				4
Paid in Capital for Treasury Stock			6			6
Net income				53		53
Other comprehensive income	—	—	—	—	17	17
Balance, October 31, 2007	$16	$(7)	$7,322	$(5,394)	$(62)	$1,875

See notes to condensed financial statements

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months ended October 31, 2007 and 2006
(Dollars in thousands)

	Three Months Ended, October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$53	$(60)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15	28
Stock Compensation	10	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(217)	263
Inventories	35	(117)
Installation in process	58	(2)
Prepaid expenses	(63)	(28)
Increase (decrease) in:
Trade accounts payable	(131)	(13)
Due to affiliated entities	(2)	(8)
Deposits on purchases	(93)	(59)
Other accrued liabilities	18	(63)
Deferred revenue	45	(76)
Total adjustments	(325)	(75)
Net cash used in operating activities	(272)	(135)
Cash flows from investing activities:
Capital expenditures	(6)	(4)
Net cash used in investing activities	(6)	(4)
Net change in cash	(278)	(139)
Cash and cash equivalent, beginning	1,011	873
Cash and cash equivalent, ending	$733	$734

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2007 and 2006

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. (“CSPR” or the “Company”). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of October 31, 2007 and for all periods presented, and the same were of normal recurring nature.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2007 and for the periods then ended, which are included in the Annual Report on Form 10-KSB for the year ended July 31, 2007 filed with the Securities and Exchange Commission.

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

Fair value of financial instruments — The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable trade (including related parties), accrued expenses, deferred revenues, and deposit liabilities are at their approximate fair value due to their short-term maturities. Marketable securities are classified as available for sale and are stated at quoted market price.

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

Telephony billing revenues — Telephony billing revenues are from the resale of Puerto Rico Telephone (“PRT” — the main local telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding long distance outside of Puerto Rico. Revenues from the resale of PRT services are recognized monthly as services are provided to the customers.

Maintenance contracts — Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended October 31, 2007:

(Dollars in thousands)	July 31, 2007 Liability Balance	Additions	Deductions	October 31, 2007 Liability Balance
Maintenance Contracts	$209	$154	$103	$260

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended October 31, 2007:

(Dollars in thousands)	July 31, 2007 Liability Balance	Additions	Deductions	October 31, 2007 Liability Balance
Warranty Reserve	$59	$14	$20	$53

Cash and cash equivalents — Cash and cash equivalents includes cash deposited in high-credit qualified financial institutions and other short-term, highly liquid investments.

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

Installations in process — Installations in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned.

Available for sale securities — Securities held in eOn Communications, a related party, are classified as available for sale securities. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income. As of October 31, 2007, the unrecognized holding loss was approximately $62,000.

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

The following table summarizes the Company equity compensation plan as of October 31, 2007:

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

Inventories

Inventories consist of the following:

October 31, 2007
(In thousand)
Purchased components, net	$141
Parts and materials for maintenance, net	70
Total inventories	$211

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended October 31,
	2007	2006
	(Dollars in thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$53	$(60)
Weighted average number of common shares outstanding	1,571,950	1,571,453
Income from operations per share	$0.03	$(0.04)

Contingencies

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

The Municipal Revenue Collection Center of Puerto Rico (“CRIM”) conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM’s system for the years 2001 through 2007, in the principal amount of $320,000 (approximately $521,000 as of October 31, 2007, including interest and penalties). The alleged debts arose from CRIM’s disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws. Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable expressions. Unaudited forward-looking statements include statements regarding the Company’s anticipated or projected operating performance, financial results, liquidity and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these unaudited forward-looking statements is inherently uncertain, and the Company’s actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond management’s ability to predict or control. The Company also directs your attention to the risk factors affecting its business that are discussed in our 10-KSB filed for the period ended July 31, 2007. CSPR disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the Company’s unaudited financial statements and the notes included thereto.

Plan of Operation

At the end of the last fiscal year the Company began to change the focus of the Company’s business strategy. The Company’s strategy is to be a solutions provider to help enterprises communicate more effectively with customers and increase their customer satisfaction, loyalty, and security. CSPR desires to position itself in the marketplace as a one-stop-shop to its customers for all of their telecommunications needs including voice, data, security, applications transmission services and telephone billing services. The Company integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Lucent, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others. As part of the Company’s business strategy, the Company now offers telephony billing services provided through the Puerto Rico Telephone (“PRT” the main local telephone company). Consistent with management’s plan for fiscal year 2007, the telephony billing services was an important source of revenues. The Company expects telephony billing services to continue to provide significant revenues for the current fiscal year. For the year ended July 31, 2007, the revenue from the resale of these services was considered as a new segment in its financial reporting. Beginning in this quarter ended October 31, 2007, the revenue from telephony billing services is presented in the Income Statement as “Telephony” instead of “Other” as presented previously. To complement this segment, at the end of the third quarter of fiscal year 2007, CSPR entered into a business relationship with Sprint to carry all long distance calls, including local, domestic and international. There were no significant revenues from this business arrangement with Sprint for the quarter ended October 31, 2007.

The Company plans to continue to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. The Company is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and recently obtained a McAfee Premium Business Partner certification. These levels of Business Partners entitle the Company to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers. To continue the service performance, CSPR began working with Cisco, and created a new department specialized in Data with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications. To develop this new Data Department, CSPR has incorporated other trademarks like McAfee, Juniper and Extreme. To develop the security products, the Company hired one person dedicated to support this area. To improve new installation and maintenance sales results, the Company has sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

The Company conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean and Latin America, although sales outside Puerto Rico are not of a recurring nature. The Company has been awarded a major project by one of the largest companies on the Virgin Islands, which CSPR expected to complete during this first quarter of fiscal year 2008, but current plans are to complete this installation in the second quarter of fiscal year 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has been stable for the quarters ended October 31, 2007 and 2006. Cash and cash equivalents were approximately $733,000 and $734,000 for the quarter ended October 31, 2007 and 2006 respectively. The Company continues with its strong collection efforts to improve cash flows and continues to maintain accounts receivable and inventories at controlled levels during the current fiscal period. CSPR exceeded budgeted sales in the first quarter ended October 31, 2007. CSPR has received customer orders and commitments for new systems installations that are expected to allow CSPR to achieve its current projections for the following fiscal quarter also.

Results of Operations and Cash Flows for the Three Months Ended October 31, 2007 and 2006

The following discussion provides information about the Company’s operations, for the three months ended October 31, 2007 and for the three months ended October 31, 2006.

Net Revenues

Net revenues consist of sales of new system installations, data and security products, and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of telephony billing services (“Telephony”). Net revenues increased 72.91% in the three months ended October 31, 2007 compared to the same quarter last fiscal year. The results primarily reflect increased revenue of approximately $509,000 in Products, due to a management’s new strategy to focus the Company as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this quarter. The decrease of approximately $89,000 in Services were due to normal fluctuations in the service business, and an increase of approximately $635,000 in Telephony, due to an increase in the number of customers billed for this service in this quarter compared to the same quarter of fiscal year 2007.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Telephony for the three months ended October 31, 2007 and 2006 was 25.62% and 28.82%, respectively. The gross margin decreased principally because Telephony produces less margin than Products and Services. The gross margin for Products and Services has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense increased 22.13% to approximately $585,000 in the three months ended October 31, 2007 from approximately $479,000 in the same period last fiscal year. The increase was principally due to a non-recurring $50,000 severance pay and the increase in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Income

The Company had no significant other income nor interest expense in the three months ended October 31, 2007 or 2006.

For the three months ended October 31, 2007, the resulting income tax was fully absorbed by available carryforward losses. For the same quarter last year, the reported losses resulted in a deferred tax asset that was fully allowed for.

For the quarter ended October 31, 2007 and 2006, other comprehensive income consists of unrealized potential gain, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($272,000) and ($135,000) in the three months ended October 31, 2007 and 2006 respectively. Cash used in operating activities in the three months ended October 31, 2007 resulted primarily from a decrease in trade accounts payable, and an increase in trade accounts receivable. For the quarter ended October 31, 2006, cash flows from operations was affected by an increase in inventories and other current liabilities, partially offset by a decrease in trade accounts receivable. Cash flows used in investing activities for the three months ended October 31, 2007 and 2006 were approximately ($6,000) and ($4,000) respectively. Cash used for investing activities in the three months ended October 31, 2007 and 2006 was related mainly to the acquisition of new hardware, to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as its primary sources of capital. The Company is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs. If such resources are not sufficient, a $400,000 credit line was approved in June 2007 by a Puerto Rican financial institution. CSPR does not anticipate the need to raise additional capital to meet its operational and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses. The Company believes that, if its financial condition continues to remains stable, it will continue to obtain beneficial credit terms from its primary suppliers.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,043,715 shares, which in the aggregate represent approximately 66% voting interest in the outstanding shares of the Company’s common stock. These stockholders have the ability to control all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the three months ended October 31, 2007 and 2006.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal controls over financial reporting during the three months ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Cortelco Systems Puerto Rico, Inc.

Date: December 14, 2007	/s/ Francisco Sanchez Francisco Sanchez, Vice President Chief Financial Officer, Treasurer Duly Authorized Officer (Principal Financial and Accounting Officer)