Form 10QSB
period 2008-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2008-03-17
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008.

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

1,583,536 shares of Common Stock, $0.01 par value, as of January 31, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-QSB

QUARTER ENDED JANUARY 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)

January 31, 2008

(Dollars in thousands)

ASSETS

Current assets:
Cash	$620
Trade accounts receivable, net of allowance for uncollectible accounts of $67	2,546
Inventories	310
Installations in process	119
Prepaid expenses	138
Total current assets	3,733
Available for sale securities	86
Property and equipment, net	44
Purchased software, net of accumulated amortization of $19	9
$3,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$1,285
Due to affiliated entities	11
Deposits on purchases	171
Other accrued liabilities	312
Deferred revenue	242
Total current liabilities	2,021
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	--
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,583,536 outstanding	16
Treasury stock, 21,021 shares at cost	(7)
Capital in excess of par value	7,322
Accumulated deficit	(5,339)
Accumulated other comprehensive loss	(141)
Total stockholders' equity	1,851
$3,872

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income Statements and Comprehensive Income (Unaudited)

For the Three Months and Six Months Ended January 31, 2008 and 2007

(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net revenues:
Products	$ 1,090	$ 689	$ 2,082	$ 1,172
Services	819	784	1,587	1,641
Telephony	778	226	1,520	333
Total net revenues	2,687	1,699	5,189	3,146

Cost of revenues:
Products	885	518	1,552	894
Services	474	442	974	1,000
Telephony	719	190	1,413	286
Total cost of revenues	2,078	1,150	3,939	2,180

Gross profit	609	549	1,250	966

Operating expenses:
Selling, general, & administrative	558	515	1,153	994

Income (loss) from operations	51	34	97	(28)

Other income, net:	4	9	11	11

Income (loss) before income taxes	55	43	108	(17)

Provision for income taxes:
Current (net of tax grant benefits), assuming no carryforward benefit	2	20	8	--
Deferred credit from losses	(18)	--	(8)	4
Change in valuation allowance, and other	16	(20)	--	(4)

Total income tax expense	--	--	--	--
Net income (loss)	$ 55	43	$ 108	$ (17)

Other comprehensive income:
Net unrealized gain (loss) on available for sales securities	(79)	(66)	(62)	23
Comprehensive income (loss)	$ (24)	$ (23)	$ 46	$ 6
Basic and diluted net income (loss) per common share	$ 0.03	$ 0.03	$ 0.07	$ (0.01)

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended January 31, 2008
(Dollars in thousands)
	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, July 31, 2007	$16	$(11)	$7,316	$(5,447)	$(79)	$1,795
Treasury Stock		4				4
Paid in Capital for Treasury Stock			6			6
Net income				108		108
Other comprehensive loss	--	--	--	--	(62)	(62)
Balance, January 31, 2008	$16	$(7)	$7,322	$(5,339)	$(141)	$1,851

See notes to condensed financial statements

Cortelco Systems Puerto Rico, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months and Six Months ended January 31, 2008 and 2007
(Dollars in thousands)

	Three Months Ended, January 31,		Six Months Ended, January 31,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 55	$ 43	$ 108	$ (17)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14	28	29	56
Stock compensation	--	--	10	--
Loss on disposition of equipment	1		1
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(587)	(187)	(804)	76
Inventories	(99)	(21)	(64)	(138)
Installation in process	113	28	171	26
Prepaid expenses	41	(44)	(22)	(72)
Increase (decrease) in:
Trade accounts payable	380	125	249	112
Due to affiliated entities	1	(2)	(1)	(10)
Deposits on purchases	31	(19)	(62)	(78)
Other accrued liabilities	15	(2)	33	(65)
Deferred revenue	(71)	(59)	(26)	(135)
Total adjustments	(161)	(153)	(486)	(228)
Net cash used in operating activities	(106)	(110)	(378)	(245)
Cash flows from investing activities:
Capital expenditures	(7)	(12)	(13)	(16)
Net cash used in investing activities	(7)	(12)	(13)	(16)
Net change in cash	(113)	(122)	(391)	(261)
Cash, beginning	733	734	1,011	873
Cash, ending	$ 620	$ 612	$ 620	$ 612

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended January 31, 2008 and 2007

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of January 31, 2008 and for all periods presented, and the same were of normal recurring nature.

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

Revenue Recognition - The Company believes that its revenue recognition policies disclosed below are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Installation and services - The Company recognizes revenue for equipment shipped to customers only after completion of installation services and acceptance by the customer due to the customized nature of each installation. Revenues from communications systems service contracts are recognized over the life of the individual contracts. Currently, the Company sells and services communications systems purchased from various third-party vendors. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

Telephony billing revenues - Telephony billing revenues result from the resale of Puerto Rico Telephone (“PRT” – the main local telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services. This amount also includes the resale of Sprint long distance service, inside and outside of Puerto Rico. Revenues from the resale of these services are recognized monthly as services are provided to the customers.

Maintenance contracts - Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended January 31, 2008:

(Dollars in thousands)	October 31, 2007 Liability Balance	Additions	Deductions	January 31, 2008 Liability Balance
Maintenance Contracts	$ 260	$ 39	$ 98	$ 201

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended January 31, 2008:

(Dollars in thousands)	October 31, 2007 Liability Balance	Additions	Deductions	January 31, 2008 Liability Balance
Warranty Reserve	$ 53	$ 7	$ 19	$ 41

Cash and cash equivalents - Includes cash and cash equivalents deposited in FDIC insured financial institutions. These deposits exceed federally insured limits.

Allowance for doubtful accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

Inventories –Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, at which time, it is valued at the lower of the repair cost or its net realizable value.

Installations in process – Installations in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned. This inventory is valued at the lower of cost or its net realizable value.

Available for sale securities – Securities held in eOn Communications, a related party, are classified as available for sale securities. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income. As of January 31, 2008, the unrecognized holding loss was approximately $141,000.

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

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of January 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	(a) --	(b) --	(c) 375,000
Equity compensation plans not approved by security holders	--	--	--
Total	------------------------ --	------------------------ --	------------------------ 375,000

Inventories

Inventories consist of the following:

January 31, 2008
(In thousand)
Purchased components, net	$ 245
Parts and materials for maintenance, net	65
Total inventories	$ 310

Segments

CSPR’s reportable segments are the Communications Systems (Products and Services), and Telephony Billing Services (Telephony), each of which offers different products and services. Each segment requires different expertise, and marketing strategies, although some overlapping exists. Also, performance of each segment is assessed independently. The Communications Systems segment offers communications solutions that address voice and data network switching while the Telephone Billing Services segment resells PRT and Sprint’s services in Puerto Rico.

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Three Months Ended January 31,
	2008			2007
	Comm. Systems	Telephony Billing Services	Total	Comm. Systems	Telephony Billing Services	Total
(In Thousands)
Revenues	$1,909	$ 778	$2,687	$1,473	$ 226	$1,699
Income (loss) from operations	47	4	51	36	(2)	34
Other income	4	--	4	9	--	9
Provision for income taxes	--	--	--	--	--	--
Net income (loss)	51	4	55	45	(2)	43

	Six Months Ended January 31,
	2008			2007
	Comm. Systems	Telephony Billing Services	Total	Comm. Systems	Telephony Billing Services	Total
(In Thousands)
Revenues	$3,669	$1,520	$5,189	$2,813	$ 333	$3,146
Income (loss) from Operations	95	2	97	4	(32)	(28)
Other income	11	--	11	11	--	11
Provision for income Taxes	--	--	--	--	--	--
Net income (loss)	106	2	108	15	(32)	(17)
Total assets	3,340	532	3,872	2,865	106	2,971
Capital expenditures	13	0	13	16	0	16
Depreciation and amortization	28	1	29	56	0	56

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$ 55	$ 43	$ 108	$ (17)
Weighted average number of common shares outstanding	1,574,995	1,571,453	1,574,995	1,571,453
Income (loss) from operations per share	$ 0.03	$ 0.03	$ 0.07	$ (0.01)

Major customers

During the quarter ended January 31, 2008, the Company completed a system installation for a customer that resulted in revenues of approximately $342,000. This represents approximately 13% and 7%, of the total revenues for the three months and six months periods presented herein.

Commitments

CSPR leases one building of approximately 8,200 square feet for office space and assembly processing from the Municipality of Caguas. The lease on this facility expired in November 2007 and the Municipality approved a one year extension under the existing contract. Adjacent to this building, the Company leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO). The lease on this facility expires in December 2012. Virtually all of CSPR’s employees work at these facilities.

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

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2007, in the principal amount of $320,000 (approximately $526,000 as of January 31, 2008, including interest and penalties). The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

Plan of Operation

The Company’s strategy is to be a solutions provider to help enterprises communicate more effectively with customers and increase their customer satisfaction, loyalty, and security. CSPR desires to position itself in the marketplace as a one-stop-shop to its customers for all of their telecommunications needs including voice, data, security, applications transmission services and telephone billing services. To continue with the Company’s strategy, in the quarter ended January 31, 2008, CSPR entered a partnering relationship with Microsoft Corporation. The Company integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Lucent, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others. As part of the Company’s business strategy, the Company now offers telephony billing services provided through the Puerto Rico Telephone (“PRT” the main local telephone company). Consistent with management’s plan for fiscal year 2007, the telephony billing services was an important source of revenues. Although Telephony billing services produces less margin than Products and Services, the Company expects this segment to continue to provide significant revenues for the current fiscal year. For the Six months ending January 31, 2008, this line of business reached the break-even point. For the year ended July 31, 2007, the revenue from the resale of these services was considered as a new segment in its financial reporting and is presented in the Income Statement as “Telephony”. To complement this segment, at the end of the third quarter of fiscal year 2007, CSPR entered into a business relationship with Sprint to carry all long distance calls, including local, domestic and international. However, there have been no significant revenues from this business arrangement with Sprint.

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

The Company conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean and Latin America, although sales outside Puerto Rico are not of a recurring nature. The Company has been awarded a major project by one of the largest companies on the Virgin Islands, which CSPR completed during the quarter ended January 31, 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has been stable for the quarters ended January 31, 2008 and 2007. Cash and cash equivalents were approximately $620,000 and $612,000 as of January 31, 2008 and 2007, respectively. The Company continues with its strong collection efforts to improve cash flows and continues to maintain accounts receivable and inventories at controlled levels during the current fiscal period. CSPR exceeded budgeted sales in the first quarter ended October 31, 2007 and in the second quarter ended January 31, 2008. CSPR has received customer orders and commitments for new systems installations that are expected to allow CSPR to achieve its current projections for the following fiscal quarter also.

Results of Operations and Cash Flows for the Three Months Ended January 31, 2008 and 2007

The following discussion provides information about the Company's operations, for the three months ended January 31, 2008 and for the three months ended January 31, 2007.

Net Revenues

Net revenues consist of sales of new system installations, data and security products, and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of telephony billing services (“Telephony”). Net revenues increased approximately 58% in the three months ended January 31, 2008 compared to the same quarter last fiscal year. The results primarily reflect increased revenue of approximately $401,000 in Products, due to a management’s new strategy to focus the Company as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this quarter. Also from revenues from a major Virgin Island’s customer, which installation was completed in this quarter as previously mentioned. An increase of approximately $35,000 in Services were due to normal fluctuations in the service business, and an increase of approximately $552,000 in Telephony, due to an increase in the number of customers billed for this service in this quarter compared to the same quarter of fiscal year 2007, when the Company was starting to develop this line of business.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Telephony for the three months ended January 31, 2008 and 2007 was approximately 23% and 32%, respectively. The gross margin decreased principally because Telephony produces less margin than Products and Services. Also, the gross margin for Products and Services decreased to 29% in the three months ended January 31, 2008, from 35% in the same period last year, due to normal market strategies to introduce the new line of business of data and security products. CSPR continues with the strategies of better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense increased approximately 8% to approximately $558,000 in the three months ended January 31, 2008 from approximately $515,000 in the same period last fiscal year. The increase was principally due to an increase in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Income

The Company had no significant other income or interest expense in the three months ended January 31, 2008 or 2007.

For the three months ended January 31, 2008 and 2007, the resulting income tax was fully absorbed by available carryforward losses. For the quarter ended January 31, 2008 and 2007, other comprehensive income consists of unrealized potential gain, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($106,000) and ($110,000) in the three months ended January 31, 2008 and 2007 respectively. Cash used in operating activities in the three months ended January 31, 2008 resulted primarily from an increase in trade accounts receivable, partially offset by an increase in trade accounts payable. The increase in accounts receivable results principally from the increase in business for the quarter, which includes the revenues from one of the largest companies on the Virgin Islands as previously mentioned. The increase in accounts payable results principally from new installation in process which the Company expects to complete the next quarter. Cash flows used in investing activities for the three months ended January 31, 2008 and 2007 were approximately ($7,000) and ($12,000) respectively. Cash used for investing activities in the three months ended January 31, 2008 and 2007 was related mainly to the acquisition of new hardware, to improve employee performance.

Results of Operations and Cash Flows for the Six Months Ended January 31, 2008 and 2007

The following discussion provides information about the Company's operations, for the six months ended January 31, 2008 and for the six months ended January 31, 2007.

Net Revenues

Net revenues consist of sales of new system installations, data and security products, and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of telephony billing services (“Telephony”). Net revenues increased approximately 65% in the six months ended January 31, 2008 compared to the same quarter last fiscal year. The results primarily reflect increased revenue of approximately $910,000 in Products, due to a management’s new strategy to focus the Company as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this quarter, as well as to the completion of a major project in the Virgin Islands, as previously discussed. A decrease of approximately $54,000 in Services were due to normal fluctuations in the service business, and an increase of approximately $1,187,000 in Telephony, due to an increase in the number of customers billed for this service in this period compared to the same period of fiscal year 2007, when the Company was starting to develop this line of business.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Telephony for the six months ended January 31, 2008 and 2007 was approximately 24% and 31%, respectively. The gross margin decreased principally because Telephony, which has become a major segment, produces less margin than Products and Services. The gross margin for Products and Services, of approximately 31% and approximately 33% has stabilized for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense increased approximately 16% to approximately $1,153,000 in the six months ended January 31, 2008 from approximately $994,000 in the same period last fiscal year. The increase was principally due to a non- recurring severance pay and the increase in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Income

The Company had no significant other income or interest expense in the six months ended January 31, 2008 or 2007.

For the six months ended January 31, 2008, the resulting income tax was fully absorbed by available carryforward losses. For the same quarter last year, the reported losses resulted in a deferred tax asset that was fully allowed for.

For the quarter ended January 31, 2008 and 2007, other comprehensive income consists of unrealized potential gain, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flow used in operating activities was approximately ($378,000) and ($245,000) in the six months ended January 31, 2008 and 2007 respectively. Cash used in operating activities in the six months ended January 31, 2008 resulted primarily from an increase in trade accounts receivable, partially offset by an increase in trade accounts payable. Cash flows used in investing activities for the six months ended January 31, 2008 and 2007 were approximately ($13,000) and ($16,000) respectively. Cash used for investing activities in the six months ended January 31, 2008 and 2007 was related mainly to the acquisition of new hardware, to improve employee performance.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,054,715 shares, which in the aggregate represent approximately 67% voting interest in the outstanding shares of the Company’s common stock. These stockholders have the ability to control all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the six months ended January 31, 2008 and 2007.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedure are effective. There were no changes in CSPR internal controls over financial reporting during the six months ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(B) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.

Date: March 17, 2008	/s/ Francisco Sanchez
------------------------------------------------------
Francisco Sanchez, Vice President
Chief Financial Officer, Treasurer
Duly Authorized Officer
(Principal Financial and Accounting Officer)