Form 10QSB
period 2008-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2008-06-13
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008.

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

1,588,536 shares of Common Stock, $0.01 par value, as of April 30, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-QSB

QUARTER ENDED APRIL 30, 2008

INDEX

PART I - FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).	1
Condensed Balance Sheet (Unaudited)	1
Condensed Income Statements and Comprehensive Income (Unaudited)	2
Condensed Statements of Changes in Stockholders' Equity (Unaudited)	3
Condensed Statements of Cash Flows (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.	9
ITEM 3. CONTROLS AND PROCEDURES.	13
PART II - OTHER INFORMATION	14
ITEM 1. LEGAL PROCEEDINGS.	14
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	14
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	14
ITEM 5. OTHER INFORMATION.	14
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.	14
SIGNATURES	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheet (Unaudited)
April 30, 2008
(Dollars in thousands)
ASSETS
Current assets:
Cash	$ 760
Trade accounts receivable, net of allowance for uncollectible accounts of $86	2,272
Current portion of financed accounts receivable	63
Inventories	169
Installations in process	115
Prepaid expenses	95
Total current assets	3,474
Available for sale securities	46
Non current portion of financed accounts receivable	152
Property and equipment, net	49
Purchased software, net of accumulated amortization of $11	7
$ 3,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$ 1,253
Due to affiliated entities	8
Deposits on purchases	10
Other accrued liabilities	325
Deferred revenue	239
Total current liabilities	1,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	--
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,588,536 outstanding	16
Treasury stock, 16,021 shares at cost	(5)
Capital in excess of par value	7,326
Accumulated deficit	(5,263)
Accumulated other comprehensive loss	(181)
Total stockholders' equity	1,893
$ 3,728

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income Statements and Comprehensive Income (Unaudited)
For the Three Months and Nine Months Ended April 30, 2008 and 2007
(Dollars in thousands, except per share data)
Three Months Ended April 30,	Nine Months Ended April 30,

	2008	2007	2008	2007
Net revenues:
Products	$ 1,214	$ 735	$ 3,296	$ 1,907
Services	761	792	2,348	2,433
Telephony	797	555	2,317	888
Total net revenues	2,772	2,082	7,961	5,228

Cost of revenues:
Products	904	517	2,456	1,411
Services	510	545	1,484	1,545
Telephony	740	510	2,153	796
Total cost of revenues	2,154	1,572	6,093	3,752

Gross profit	618	510	1,868	1,476

Operating expenses:
Selling, general, and administrative	555	488	1,708	1,482

Income (loss) from operations	63	22	160	(6)

Other income, net	13	4	24	15

Income before income taxes	76	26	184	9

Provision for income taxes:	--	--	--	--
Net income	$ 76	$ 26	$ 184	$ 9

Other comprehensive income (loss):
Net unrealized loss on available for sales securities	(40)	(83)	(102)	(60)
Comprehensive income (loss)	$ 36	$ (57)	$ 82	$ (51)
Basic and diluted net income per common share	$ 0.05	$ 0.02	$ 0.12	$ 0.01

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended April 30, 2008
(Dollars in thousands)
	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, July 31, 2007	$ 16	$ (11)	$ 7,316	$ (5,447)	$ (79)	$ 1,795
Treasury Stock disposed		6	10			16
Net income				184		184
Other comprehensive loss	--	--	--	--	(102)	(102)
Balance, April 30, 2008	$ 16	$ (5)	$ 7,326	$ (5,263)	$ (181)	$ 1,893

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months and Nine Months ended April 30, 2008 and 2007
(Dollars in thousands)

Three Months Ended, April 30,	Nine Months Ended, April 30,

	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$ 76	$ 26	$ 184	$ 9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	37	--	37	--
Depreciation and amortization	16	26	45	82
Stock compensation	6	--	16	--
Amount financed on sales	(215)	--	(215)	--
Loss on disposition of equipment	--	2	1	2
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	237	(222)	(567)	(146)
Inventories	141	20	77	(118)
Installation in process	3	(70)	174	(44)
Prepaid expenses	43	66	21	(6)
Increase (decrease) in:
Trade accounts payable	(32)	266	217	379
Due to affiliated entities	(3)	(2)	(4)	(12)
Deposits on purchases	(161)	13	(223)	(65)
Other accrued liabilities	13	(8)	46	(74)
Deferred revenue	(3)	(54)	(29)	(189)
Total adjustments	82	37	(404)	(191)
Net cash provided by (used in) operating activities	158	63	(220)	(182)
Cash flows from investing activities:
Capital expenditures	(18)	(12)	(31)	(28)
Net cash used in investing activities	(18)	(12)	(31)	(28)
Net change in cash	140	51	(251)	(210)
Cash, beginning	620	612	1,011	873
Cash, ending	$ 760	$ 663	$ 760	$ 663

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Nine Months Ended April 30, 2008 and 2007

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("CSPR" or the "Company"). It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of April 30, 2008 and for all periods presented, and the same were of normal recurring nature.

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

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of its fair value. The carrying amounts of accounts receivable, accounts payable trade (including related parties), accrued expenses, deferred revenues, and deposit liabilities are at their approximate fair value due to their short-term maturities. Marketable securities are classified as available for sale and are stated at quoted market price. The carrying amount of receivables from financed sales is also a reasonable estimate of their fair value because they earn interest at rates that approved market rates.

Revenue Recognition - The Company believes that its revenue recognition policies disclosed below are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Installation and services - The Company recognizes revenue for equipment shipped to customers (including those under Company provided long-term financing) when persuasive evidence of an arrangement exits, the arrangement fee is fixed or determinable, delivery performance has occurred and collectibility is reasonable assumed. Revenues from communications systems service contracts are recognized over the life of the individual contracts. The Company allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended April 30, 2008:

(Dollars in thousands)	January 31, 2008 Liability Balance	Additions	Deductions	April 30, 2008 Liability Balance
Maintenance Contracts	$ 201	$ 84	$ 94	$ 191

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended April 30, 2008:

(Dollars in thousands)	January 31, 2008 Liability Balance	Additions	Deductions	April 30, 2008 Liability Balance
Warranty Reserve	$ 41	$ 25	$ 18	$ 48

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

Installations in process – Installations in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned. This equipment is valued at the lower of cost or its net realizable value.

Available for sale securities – Securities held in eOn Communications, a related party, are classified as available for sale securities. They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income. As of April 30, 2008, the unrecognized holding loss was approximately $181,000.

Accounting for income taxes - Deferred income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On August 4, 2003, the Company was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended. Under the ten-year decree, beginning on December 30, 2002, the Company's process of assembling communication equipment will enjoy preferential tax rates, as follows:

Tax	Benefit
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

For all periods presented herein the resulting income tax expense has been offset by available carryforward losses.

Recent Accounting Pronouncements

Recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented in prior periods or are not applicable to the Company. Recently implemented accounting pronouncements have not resulted in any significant effect in the financial position or results of operations of the Company.

Securities Authorized for Issuance Under the Company's Equity Compensation Plan

The following table summarizes the Company equity compensation plan as of April 30, 2008:

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

Inventories

Inventories consist of the following:

April 30, 2008
(In thousand)
Purchased components, net	$ 103
Parts and materials for maintenance, net	66
Total inventories	$ 169

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

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Three Months Ended April 30,
	2008			2007
	Comm. Systems	Telephony Billing Services	Total	Comm. Systems	Telephony Billing Services	Total
(In Thousands)
Revenues	$1,975	$ 797	$2,772	$1,527	$ 555	$2,082
Income (loss) from operations	53	10	63	33	(11)	22
Other income	13	--	13	4	--	4
Provision for income taxes	--	--	--	--	--	--
Net income (loss)	66	10	76	37	(11)	26

	Nine Months Ended April 30,
	2008			2007
	Comm. Systems	Telephony Billing Services	Total	Comm. Systems	Telephony Billing Services	Total
(In Thousands)
Revenues	$5,644	$2,317	$7,961	$4,340	$ 888	$5,228
Income (loss) from Operations	145	15	160	36	(42)	(6)
Other income	24	--	24	15	--	15
Provision for income Taxes	--	--	--	--	--	--
Net income (loss)	169	15	184	51	(42)	9
Total assets	3,152	576	3,728	2,730	399	3,129
Capital expenditures	30	1	31	28	0	28
Depreciation and amortization	45	0	45	82	0	82

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

The computations of basic and diluted income per share were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
(Dollars in thousands, except per share data)
Basic and diluted income per share:
Net income	$ 76	$ 26	$ 184	$ 9
Weighted average number of common shares outstanding	1,578,887	1,571,453	1,578,887	1,571,453
Income from operations per share	$ 0.05	$ 0.02	$ 0.12	$ 0.01

Major customers

During the quarter ended April 30, 2008, the Company completed a system installation for a customer that resulted in revenues of approximately $284,000. This represents approximately 10% of the total revenues for the three months period presented herein.

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

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2007, in the principal amount of approximately $320,000 (approximately $540,000 as of April 30, 2008, including interest and penalties). The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2004 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. The Company submitted its position in writing within the time period provided by CRIM. The Company believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, the Company cannot predict the outcome of this matter. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

Plan of Operation

The Company’s strategy is to be a solutions provider to help enterprises communicate more effectively with customers and increase their customer satisfaction, loyalty, and security. CSPR desires to position itself in the marketplace as a one-stop-shop to its customers for all of their telecommunications needs including voice, data, security, applications transmission services and telephone billing services. To continue with the Company’s strategy, in the quarter ended January 31, 2008, CSPR entered a partnering relationship with Microsoft Corporation. The Company integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others. As part of the Company’s business strategy, the Company now offers telephony billing services provided through the Puerto Rico Telephone (“PRT” the main local telephone company). Consistent with management’s plan for fiscal year 2008, the telephony billing services is an important source of revenues. Although Telephony billing services produces less margin than Products and Services, the Company expects this segment to continue to provide significant revenues for the current fiscal year. For the nine months ending April 30, 2008, the profit of this line of business was approximately $15,000. For the year ended July 31, 2007, the revenue from the resale of these services was considered as a new segment in its financial reporting and is presented in the Income Statement as “Telephony”. To complement this segment, at the end of the third quarter of fiscal year 2007, CSPR entered into a business relationship with Sprint to carry all long distance calls, including local, domestic and international. However, there have been no significant revenues from this business arrangement with Sprint.

The Company plans to continue to closely monitor its operating costs and expenses. The Company will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. To improve service performance, the Company will continue its training program to develop more highly qualified technicians and salespersons. The Company is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and recently obtained a McAfee Premium Business Partner certification. These levels of Business Partners entitle the Company to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers. To continue the service performance, CSPR began working with Cisco, and created a new department specialized in Data and Security with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications. To develop this new Data and Security Department, CSPR has incorporated other trademarks like McAfee, Juniper, Extreme and Artiris and hired three persons dedicated to support this area, including configuration, sales and technical support. To improve new installation and maintenance sales results, the Company has sales staff dedicated to support and increase its maintenance customer base. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s cash position has been stable for the quarters ended April 30, 2008 and 2007. Cash and cash equivalents were approximately $760,000 and $663,000 as of April 30, 2008 and 2007, respectively. The Company continues with its strong collection efforts to improve cash flows and continues to maintain accounts receivable and inventories at controlled levels during the current fiscal period. CSPR exceeded budgeted sales in the first quarter ended October 31, 2007, in the second quarter ended January 31, 2008 and in the third quarter ended April 30, 2008. CSPR has received customer orders and commitments for new systems installations that are expected to allow CSPR to achieve its current projections for the following fiscal quarter also.

Results of Operations and Cash Flows for the Three Months Ended April 30, 2008 and 2007

The following discussion provides information about the Company's operations, for the three months ended April 30, 2008 and for the three months ended April 30, 2007.

Net Revenues

Net revenues consist of sales of new system installations, data and security products, and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of telephony billing services (“Telephony”). Net revenues increased approximately 33% in the three months ended April 30, 2008 compared to the same quarter last fiscal year. The results primarily reflect increased revenues of approximately $479,000 in Products, due to management’s new strategy to focus the Company as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this quarter. An decrease of approximately $31,000 in Services were due to normal fluctuations in the service business, and an increase of approximately $242,000 in Telephony, due to an increase in the number of customers billed for this service in this quarter compared to the same quarter of fiscal year 2007, when the Company was starting to develop this line of business.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Telephony for the three months ended April 30, 2008 and 2007 was approximately 22% and 25%, respectively. The gross margin decreased principally because Telephony produces less margin than Products and Services. Also, the gross margin for Products and Services decreased to 28% in the three months ended April 30, 2008, from 30% in the same period last year, due to normal market strategies to introduce the new line of business of data and security products. CSPR continues with the strategies of better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense increased approximately 14% to approximately $555,000 in the three months ended April 30, 2008 from approximately $488,000 in the same period last fiscal year. The increase was principally due to an increase in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

The Company had no significant other income or interest expense in the three months ended April 30, 2008 or 2007.

For the three months ended April 30, 2008 and 2007, the resulting income tax was fully absorbed by available carryforward losses. For the quarter ended April 30, 2008 and 2007, other comprehensive loss consists of unrealized potential loss, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flows provided by operating activities were approximately $158,000 and $63,000 in the three months ended April 30, 2008 and 2007 respectively. Cash provided by operating activities in the three months ended April 30, 2008 resulted primarily from net income adjusted by a decrease in trade accounts receivable and inventories, partially offset by a decrease in deposits on purchases. Also, during the same period, the Company financed a sale for 36 months, resulting in a financed receivable of approximately $215,000 as of April 30, 2008. Cash provided by operating activities in the three months ended April 30, 2007 of $63,000, resulted primarily from net income adjusted by an increase in trade accounts payable, partially offset by an increase in trade accounts receivable. Cash flows used in investing activities for the three months ended April 30, 2008 and 2007 were approximately ($18,000) and ($12,000) respectively. Cash used for investing activities in the three months ended April 30, 2008 was related to the acquisition of new hardware, to improve employee performance.

Results of Operations and Cash Flows for the Nine Months Ended April 30, 2008 and 2007

The following discussion provides information about the Company's operations, for the nine months ended April 30, 2008 and for the nine months ended April 30, 2007.

Net Revenues

Net revenues consist of sales of new system installations, data and security products, and additions (“Products”), services related to revenues from maintenance contract, warranties and other billable services (“Services”) and revenues from the resale of telephony billing services (“Telephony”). Net revenues increased approximately 52% in the nine months ended April 30, 2008 compared to the same quarter last fiscal year. The results primarily reflect increased revenue of approximately $1,389,000 in Products, due to management’s new strategy to focus the Company as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this quarter. A decrease of approximately $85,000 in Services were due to normal fluctuations in the service business, and an increase of approximately $1,429,000 in Telephony, due to an increase in the number of customers billed for this service in this period compared to the same period of fiscal year 2007, when the Company was starting to develop this line of business.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, system installation, maintenance labor cost and cost of the reselling revenues. The gross margin for Product, Services and Telephony for the nine months ended April 30, 2008 and 2007 was approximately 23% and 28%, respectively. The gross margin decreased principally because Telephony, which has become a major segment, produces less margin than Products and Services. The gross margin for Products and Services was approximately 30% and approximately 32% for the nine months ended April 30, 2008 and 2007, respectively. The decrease is due to the product mix, more Products were sold during 2008, compared to the same period last year, and this line of business has less gross profit. The Company has stabilized the gross profit for both periods due to better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support the Company’s business activities. This expense increased approximately 15% to approximately $1,708,000 in the nine months ended April 30, 2008 from approximately $1,482,000 in the same period last fiscal year. The increase was principally due to a non- recurring severance pay and the increase in business during the period.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

The Company had no significant other income or interest expense in the nine months ended April 30, 2008 or 2007.

For the nine months ended April 30, 2008, the resulting income tax was fully absorbed by available carryforward losses. For the same period last year, the reported losses resulted in a deferred tax asset that was fully allowed for.

For the period ended April 30, 2008 and 2007, other comprehensive loss consists of unrealized potential loss, if sold at that point in time, of securities owned by the Company.

Cash Flows

Cash flows used in operating activities were approximately ($220,000) and ($182,000) in the nine months ended April 30, 2008 and 2007, respectively. Cash used in operating activities in the nine months ended April 30, 2008 resulted primarily from an increase in trade accounts receivable, partially offset by an increase in trade accounts payable. Also, during the same period, the Company financed a sale for 36 months, resulting in a financed receivable of approximately $215,000 as of April 30, 2008. Cash used in operating activities in the nine months ended April 30, 2007 resulted primarily from net income adjusted by a decrease in deferred revenues and deposits and increases in inventories and trade accounts receivable partially offset by an increase in accounts payable. Cash flows used in investing activities for the nine months ended April 30, 2008 and 2007 were approximately ($31,000) and ($28,000) respectively. Cash used for investing activities in the nine months ended April 30, 2008 and 2007 was related mainly to the acquisition of new hardware, to improve employee performance.

Liquidity and Capital Resources

The Company has principally relied on cash provided from operations as its primary sources of capital. The Company is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs. If such resources are not sufficient, a $400,000 credit line was approved in June 2007 by a Puerto Rican financial institution. CSPR does not anticipate the need to raise additional capital to meet its operational and capital expenditure requirements in the foreseeable future. The Company’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses. The Company believes that, if its financial condition continues to remain stable, it will continue to obtain beneficial credit terms from its primary suppliers.

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

CSPR’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,060,715 shares, which in the aggregate represent approximately 67% voting interest in the outstanding shares of the Company’s common stock. These stockholders have the ability to control all matters submitted to the Company’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

CSPR was not involved in any significant off-balance sheet arrangement during the Nine Months ended April 30, 2008 and 2007.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in CSPR internal controls over financial reporting during the Nine Months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date:   June 13, 2008

/s/ Francisco Sanchez
------------------------------------------------------
Francisco Sanchez, Vice President
Chief Financial Officer, Treasurer
Duly Authorized Officer
(Principal Financial and Accounting Officer)