Form 10KSB
period 2008-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2008-11-07
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

(787) 704-0000
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

Revenues for the Registrant’s most recent fiscal year: $10,219,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $405,456 based upon the closing sale price as quoted on the OTC Bulletin Board on 10/03/08.  The number of outstanding shares of the registrant’s $0.01 par value common stock was 1,588,536 shares as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

TABLE OF CONTENTS

PART I	1
ITEM 1 DESCRIPTION OF BUSINESS	1
ITEM 2 DESCRIPTION OF PROPERTY	4
ITEM 3 LEGAL PROCEEDINGS	4
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4
PART II	5
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS	6
ITEM 7 FINANCIAL STATEMENTS	10
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25
ITEM 8A CONTROLS AND PROCEDURES	25
ITEM 8B OTHER INFORMATION	26
PART III	27
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	27
ITEM 10 EXECUTIVE COMPENSATION	27
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	27
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	28
ITEM 13 EXHIBITS	28
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	28
SIGNATURES	29

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

ITEM 1

DESCRIPTION OF BUSINESS

Introduction

Cortelco Systems Puerto Rico, Inc. (“Cortelco”) is a value-added reseller of third-party brands of voice, data, security, applications, transmission services and telephone billing services.  Cortelco is a one-stop-shop to its customers for all of their telecommunications needs.  Cortelco’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty.  Cortelco’s revenues are comprised mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services.   At the end of fiscal year 2006, Cortelco began a new line of business, the resale of Puerto Rico Telephone (“PRT” – the local main telephone company) services offered to the local users of intra-island calls, ISDN, T1, and other services excluding the long distance outside Puerto Rico.  This revenue is presented separately in the Income Statement as “Telephony” and this business is referred to in the financial statement notes as “Telephony Billing Services.”  The Telephony Billing Services is considered as a separate segment.  To complement this line of business, at the end of the third quarter of fiscal year 2007, Cortelco entered into a business relationship with Sprint to carry all long distance calls, including local, domestic, and international.  There were no significant revenues from this business arrangement with Sprint for fiscal years 2008 and 2007.

Cortelco also has entered into business arrangements with strategic suppliers like: 1) Microsoft Corporation to sell its products of infrastructures and applications in the telecommunication area, 2) Cisco Systems, Inc. to sell its products in the area of data and security since many of Cortelco’s customers have Cisco routers and switches in their LAN/WAN infrastructure; 3) McAfee, a security software provider for networks; 4) Juniper, a router and LAN security provider; and 5) Extreme Network, a network switch provider to further complement Cortelco’s business.

Cortelco conducts most of its business in Puerto Rico, and at times, also sells telephone equipment and provide services in the Caribbean and Latin America.  During 2007, Cortelco was awarded a major project by one of the largest companies on the Virgin Islands, and Cortelco completed this project during the quarter ended January 31, 2008.

Cortelco was incorporated in July 1998 under the laws of the Commonwealth of Puerto Rico.  At the time of incorporation, Cortelco’s sole stockholder was Cortelco Puerto Rico, Inc. (“CPR”).  Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations (“eOn”) in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to Cortelco.  On July 31, 2002, Cortelco was spun-off from eOn as a separate entity to the stockholders of eOn.

Products and Services

Cortelco integrates, programs, installs, and services voice and data communications systems such as customer premise PBXs, call centers, voice over IP systems, interactive voice switches, data switches, routers, firewall, security systems, and CTI applications, as well as reselling computers and local area networks to enterprises and businesses of all sizes.  PBXs are private telephone switching systems, usually located on a customer’s premises, which provide telephone services within the customer's premises, as well as access to the public switched network.  Also, to be a one-stop-shop to its customers, Cortelco offers to existing or new customers the telephony billing service.  It is a beneficial service to its customers because they only need to call one company for all communication services.

Sales and Marketing

Cortelco utilizes a direct sales force to sell its products and services, most of which are installed by Cortelco’s technical staff.  Cortelco advertises its products and services primarily through trade shows and hosted marketing presentations.

Customer Service and Support

Cortelco earned approximately $3.0 million of revenue in fiscal year 2008 and 2007 from the servicing of voice and data communications systems previously installed.  Customers generally sign maintenance agreements, which detail the services provided and the fees charged for delivering such services.  The equipment manufacturers provide training courses for Cortelco personnel for the products that Cortelco integrates and distributes.  A key factor in assessing whether to serve additional equipment brands or acquire assets of other distributors is the size of an installed base of customers in the market and the technical expertise required to service the equipment.

Industry Overview

Competitors that distribute many of the same products that Cortelco distributes generally characterize Cortelco’s markets.  Therefore, price competition is often intense for many of the products that Cortelco distributes.  As other value-added resellers sometimes offer the same equipment, the quality of customer service provided is often the differentiating factor in winning new customers.

Competition

The business communications market is highly competitive.  Competitive factors include: (1) market acceptance of the products, services and technology solutions that Cortelco provides, (2) pending and future legislation affecting the communications industry, (3) name recognition and market share, (4) ability to provide integrated communication and data solutions for customers in a dynamic industry, and (5) the introduction of new technologies.

The dominant competitor in the Puerto Rico market is Puerto Rico Telephone (“PRT”), which is significantly larger than any other competitor.  Cortelco believes that PRT has begun to reduce its voice equipment installation and service business in order to apply its resources to other markets that it deems more attractive.  PRT has traditionally been the reseller, installer, and a service company in Puerto Rico for Nortel Networks, the largest voice communications equipment provider in Puerto Rico.  As PRT exits the reseller and service business for customer premise voice products, Cortelco will compete with other resellers in an attempt to acquire the maintenance contracts from PRT’s customers.  Buyers of enterprise voice communications systems are generally very sensitive to price and, to a lesser degree, customer service; therefore, having the lowest sales price is often the key to winning a customer initially.  Resellers will often compete aggressively on price in order to win customers for maintenance purposes.  Cortelco is one of the largest resellers in the Puerto Rico market.  Cortelco believes that its size offers a competitive advantage in continuing to grow the communications systems segment as the large resellers are better able to compete on sales price due to discounts received from equipment manufacturers for larger volume purchases and other special discounts for obtaining certification required by some of Cortelco’s suppliers.

Some competitors in the communications business are small, owner-operated companies typically located and operated in a single geographic area.  Certain of these smaller competitors may have lower overhead cost structures and, consequently, may be able to charge lower rates for their services.  Therefore, Cortelco’s relative size may be a competitive disadvantage for small customers, but Cortelco is beginning to pursue the medium to large systems for which the overhead of major competitors is higher.  Strategic alliances between Cortelco, as the systems provider, and major network providers allow presentation of a full solution to large accounts based on a monthly rate for the customer.

There are a number of large, integrated national companies, which also manufacture and sell directly the products that Cortelco services and sells.  Some larger competitors may have greater financial resources to finance acquisition and internal growth opportunities and may be willing to pay higher prices for acquisition opportunities.  As a result, Cortelco has a competitive disadvantage compared to these larger competitors.

Future competition may be encountered from other newly formed or existing public or private service companies with aggressive acquisition and marketing programs.  Products and services that Cortelco offers are manufactured or supplied by others.  This presents a competitive disadvantage since Cortelco incurs the risk of reliance upon third-party systems and services, as well as risks associated with the need to integrate services and solutions across networks, platforms, and equipment manufactured or supplied by various companies.

Principal suppliers

Cortelco integrates, sells, installs, and services the voice and data communications of a number of equipment manufacturers, including Avaya, Mitel, Cisco, Cortelco, eOn, Nortel, Lucent, Hitachi, NEC, McAfee, and PRT (for telephony-billing services) among others.  Cortelco does not make any of the product parts that it sells but rather assembles, configures, integrates and programs the communication systems.  The products that Cortelco sells are not under exclusive agreements from the main manufacturers.

Customers

Cortelco’s customers include large and medium sized businesses as well as a number of small customers.   In the past, Cortelco has not derived a significant portion of any of its revenues from any single customer.  However, for the Telephony segment, Cortelco sells services from one major carrier, and one major customer represents approximately 42%, and 40% of the segment’s total revenues for years ended July 31, 2008 and 2007, respectively.  Also, this major customer represents approximately 40% and 47% of the segment’s accounts receivable for the years ended July 31, 2008 and 2007, respectively.

Intellectual Property

Cortelco does not own any patents, trademarks, or licenses in the conduct of business.  Cortelco conducts most of its activities under the trade name "Cortelco" which is well known by customers in Puerto Rico.  Under Puerto Rican law, Cortelco has a proprietary interest in this trade name for as long as Cortelco continues to use it.

Governmental Regulation

Cortelco is not directly regulated by any governmental agency.  However, the Federal Communications Commission and Telecommunications Regulatory Board of Puerto Rico have regulations, which address consumer products that connect to the public telephone network.  Cortelco’s business could be adversely affected if these agencies modify or adopt new regulations.  Such regulations could affect the cost of the products Cortelco sells or limit the types of products that it may sell, thus reducing revenues.

Research and Development Activities

As Cortelco integrates and distributes the products of third parties and does not sell any products that Cortelco designs or develops, Cortelco does not incur any costs for research and development.

Employees

As of July 31, 2008, Cortelco had approximately 63 employees, including 17 in sales, marketing, design and configuration, 7 in customer service, 29 technical staff including voice and data, and 10 in finance and administration, including regular, part-time, and contract employees.

ITEM 2

DESCRIPTION OF PROPERTY

Cortelco leases one building of approximately 8,200 square feet for office space and assembly processing from the Municipality of Caguas.  The lease on this facility expired in November 2007, and the Municipality approved a one-year extension under the existing contract.  The Municipality offered to sell the building and Cortelco is negotiating the final price and conditions.  Adjacent to this building, Cortelco leases another building of approximately 5,800 square feet for warehouse space from Puerto Rico Industrial Development Company (PRIDCO).  The lease on this facility expires in December 2012.  Virtually all of Cortelco’s employees work at these facilities.

ITEM 3

LEGAL PROCEEDINGS

From time to time, Cortelco may be a party to legal proceedings incidental to our business.  Cortelco does not believe that any of these proceedings will have a material adverse effect on our business or financial condition.

Cortelco is defendant in one claim by a former employee, with alleged damages totaling approximately $5 million.  Cortelco has filed motion for summary judgment and such motion is under the consideration of the Court.  Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail.  However, currently, an outcome of the case cannot be determined.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2005, in the principal amount of $320,000 (approximately $550,000 as of July 31, 2008, including interest and penalties).  The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  Cortelco submitted its position in writing within the time provided by CRIM.  Cortelco believes it has strong arguments to support the position that the components of inventory qualify as raw material.  However, at this point, Cortelco cannot predict the outcome of this matter.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There currently is no established public trading market for any class of Cortelco’s capital stock.  Cortelco is not currently offering any shares of capital stock publicly, nor has Cortelco publicly proposed to conduct such an offering.  Shares of Cortelco’s common stock are reported on the OTC Bulletin Board under the symbol "CPROF."

The OTC Bulletin Board is a quotation service that displays quotes, last-sale prices, and volume information regarding over-the-counter (OTC) equity securities.  An OTC equity security generally is any equity security that is not listed or traded on a national securities exchange nor is authorized for quotation on The NASDAQ Stock Market.

The OTC Bulletin Board is only a quotation medium, not an issuer listing services, and should not be confused with The NASDAQ Stock Market.  Market makers for OTC Bulletin Board securities generally are required only to match up willing buyers and sellers.  Generally, market makers are not required to purchase securities directly from willing sellers or sell securities directly to willing buyers.  For this and other reasons, the trading markets for OTC equity securities are generally significantly less liquid than the trading markets for securities listed on a national securities exchange or authorized for quotation on The NASDAQ Stock Market and, therefore, there may be a substantial delay in execution of trades.  In addition, an active trading market in Cortelco common stock may not develop.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board as reported for the periods indicated.  These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED JULY 31, 2008	HIGH	LOW
First Quarter	$ 1.25	$ 1.25
Second Quarter	1.12	1.12
Third Quarter	1.07	1.07
Fourth Quarter	0.86	0.86

FISCAL YEAR ENDED JULY 31, 2007
First Quarter	$ 0.73	$ 0.65
Second Quarter	0.85	0.85
Third Quarter	0.90	0.80
Fourth Quarter	0.85	0.85

Holders

As of September 30, 2008, there were 223 shareholders of record of Cortelco’s common stock and, to the best of our knowledge, approximately 1,812 beneficial owners whose shares of common stock were held in the names of brokers, dealers, and clearing agencies.

Dividends

During fiscal years 2008 and 2007, Cortelco did not declare any dividends on capital stock.  Cortelco currently intends to retain any earnings to finance the operation and expansion of business and, therefore, does not expect to pay cash dividends on the common stock in the foreseeable future.

Securities Authorized for Issuance Under Cortelco's Equity Compensation Plan

The following table summarizes Cortelco’s equity compensation plan as of July 31, 2008:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	375,000
Equity compensation plans not approved by security holders	--	--	--
Total	-	-	375,000

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

Cortelco’s cash position has been stable for the fiscal years 2008 and 2007.  Cortelco is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs.  If such resources are not sufficient, Cortelco has available a $400,000 credit line from a Puerto Rican financial institution.  Cortelco’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses.  Cortelco believes that, if its financial condition continues to remain stable, it will continue to obtain beneficial credit terms from its primary suppliers.

Financial Condition

Cash and cash equivalents at the end of the fiscal year 2008 and 2007 were approximately $924,000 and approximately $1,011,000, respectively.  Working capital increased to approximately $1,621,000 in fiscal year 2008 from approximately $1,577,000 in fiscal year 2007, mainly because Cortelco had no significant investing or financing outlays.

For the fiscal year ended July 31, 2008 and 2007, the accounts receivable were approximately $1,839,000 and approximately $1,742,000, respectively.  The increase of approximately $97,000 was due to an increase in business.  Cortelco continues with its strong collection efforts to improve cash flows and maintain accounts receivable at controlled levels.

During the quarter ended April 30, 2008, Cortelco financed a sale for 36 months, resulted in a financed receivable of approximately $215,000.  At July 31, 2008, the principal balance of this financed account receivable was approximately $199,000.

Cortelco’s inventory decreased approximately $5,000 from approximately $134,000 in fiscal year 2007 to approximately $129,000 in fiscal year 2008.  Cortelco’s ongoing aggressive inventory management and obsolescence analysis were key factors in maintaining low warehouse inventories.

Installation in process represents the cost of the equipment at the customer’s premises for which the installation service had not been completed nor the revenue earned.  Cortelco’s installation in process decreased approximately $302,000 from approximately $402,000 in fiscal year 2007 to approximately $100,000 in fiscal year 2008, principally as a result of an installation in process of a major project as of July 31, 2007.  There were no major projects in process as of July 31, 2008.  For this same reason, customer deposits decreased approximately $228,000 from approximately $233,000 in fiscal year 2007 to approximately $5,000 in fiscal year 2008.

Results of Operations and Cash Flows

The following discussion provides information about Cortelco’s operations for the fiscal years ended July 31, 2008 and 2007.

For the fiscal ended July 31, 2008, Cortelco reported a net loss of ($47,000) compared to a net income of $85,000 during the prior year.  The major factors affecting the results of operations were the following.

Net revenues consist of sales of new product and additions (“Product”), services related to revenues from maintenance contract and billable services (“Services”) and revenues from the resale of telephony services (“Telephony”).  Net revenues increased approximately $2,440,000 to $10,219,000 in fiscal year 2008 from $7,779,000 in fiscal year 2007. Revenues from the Product segment increased approximately $1,184,000 due to management’s new strategy to focus Cortelco as a solutions provider, with additions of new products to its portfolio that resulted in new revenues for this fiscal year 2008. Revenues for the newly established data and security were approximately $646,000 and $538,000, respectively.  However the Service segment revenues decreased approximately $208,000 due principally to normal fluctuations in the service business.   In the Telephony segment, revenues increased approximately $1,464,000 due to an increase in number of customers billed for this service in fiscal year 2008 compared to fiscal year 2007, when Cortelco was starting to develop this line of business.

The cost of revenues for the Product segment consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance and installations.  The cost of revenues for the Service segment consists primarily of costs to replace or repair equipment and labor related to the services.  The cost of revenues for Telephony segment consists primarily of expenses related to the reselling business.  The gross margins for the fiscal year 2008 and 2007 were 23% and 27%, respectively.  The gross margin decreased principally because Telephony, which has become a major segment, produces less margin than Products and Services.  The gross margin for Products had a small decrease, due to normal market strategies to introduce the new lines of business related to data and security products.  The gross margin for Services was stable for both periods.  Cortelco will continue to maximize profitability by replacing subcontracted services with internal resources and by establishing more competitive selling and operational strategies.

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business.  Selling, general and administrative expenses increased approximately $150,000 from approximately $2,050,000 in fiscal year 2007 to approximately $2,200,000 in fiscal year 2008.  The increase was principally due to a non-recurring severance pay and to expenses related to the increase in business during the period.

For fiscal year 2008, there was approximately $50,000 provided for doubtful accounts related to the new Telephony segment.  For fiscal year 2007, there was no additional provision for doubtful accounts.  For the previously written-off balances, Cortelco continues its collection efforts by using collection agencies and legal resources.

During the year ended July 31, 2008, Cortelco determined that the impairment in its investment in eOn Communications Corporation was other than temporary and recognized in operations a loss of $202,000, including a comprehensive loss of $79,000 recognized in prior periods. This determination resulted in a net loss per share of ($0.03) for the fiscal year ended July 31, 2008. Had this determination not been made earning would have reflected a net income of $0.10 per share.

Cortelco’s only significant other income for fiscal years 2008 and 2007 was interest income.  For fiscal year 2008, the interest income was approximately $32,000, principally from short-term time deposits and interest received in the 36 months financed accounts receivable.  For the fiscal year 2007, there was approximately $25,000, principally from short-term time deposit.  For the fiscal years 2008 and 2007, there was no interest or income tax expense.

For the fiscal year 2008, cash flow used in operating activities was approximately ($12,000) compared to cash provided from operating activities of $172,000 in fiscal year 2007.  Cash used in operating activities in fiscal year 2008 resulted primarily from net loss positively offset by the realization of project in process during the prior year and a non-cash impairment adjustment, and negatively offset by  a decrease in deposits on purchases and an increase in trade accounts receivable.  Also, during the fiscal year 2008, Cortelco financed a sale for 36 months, resulting in a financed receivable of approximately $199,000, net of $16,000 in collections.  Cash provided by operating activities in fiscal year 2007 resulted primarily from net income and increases in trade accounts payable and customer deposits, partially offset by increases in projects in process, and trade accounts receivable.  The increases in accounts receivable are principally related to the new Telephony services partially offset by lower receivables in the traditional segment.  The increases in accounts payable levels compared to 2007 are also related to the new segment.  The changes in deposits on purchases and installations in process are principally related to a major project in process in fiscal year 2007, which was completed during fiscal year 2008.

Cash flows used in investing activities for the fiscal year 2008 and 2007 was approximately ($75,000) and ($34,000), respectively.  Cash flow used in investing activities for the fiscal year 2008 was related to the facilities’ improvements (due to the new business of Data and Security) and the acquisition of new hardware, in order to improve employees’ performance.  Cash flow used in investing activities for the fiscal year 2007 was related to the acquisition of new technical equipment.  For the fiscal years 2008 and 2007, there were no transactions related to financing activities.

Cortelco continues to look for ways to increase and maintain its installed base of customer by improving equipment sales and customer service performance.  To improve sales and service, Cortelco introduces new products and services to complement customer needs.  These products and services are related to Data Networks and Security Products with trademarks like Cisco, McAfee, Microsoft, Juniper and Extreme.  To improve equipment sales, Cortelco will continue its training program for the sales force including pre-sales design engineers.  In the sales and pre-sales teams, Cortelco has Avaya Certified Associated (ACA), Avaya Certified Specialist (ACS), Cisco Sales Expert (CSE) and Cisco Certified Design Associated (CCDA), as well as other certifications.  Also, to improve sales and service performance, Cortelco will continue its training programs to develop more highly qualified technicians.  Cortelco’s technical staff includes, Avaya Certified Experts (ACE), the highest level given to a technical person and the first ACE awarded to an Avaya Business Partner in the Caribbean.  Also, Cortelco has experts certified in Cisco Certified Network Associate (CCNA), Cisco Certified Voice Professional (CCVP), among other certifications.  Cortelco is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner, McAfee Premium Business Partner, Cisco Premier Certified Partner and a Microsoft Certified Partner.  These levels of Business Partners entitle Cortelco to additional discounts and special technical trainings and help improve its competitive position with customers and suppliers.

Cortelco is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.  With this approach, Cortelco is trying to be a one-stop-shop to our customers for all of their telecommunications needs, including voice, data, security, applications, transmission services and telephony invoicing.

While Cortelco believes that there are a number of positive trends in its business, no assurance can be given that Cortelco will be successful in achieving its near-term goals.  Factors that are beyond our control, such as current economic events, locally and in the world markets, technological changes, and business trends may influence our financial performance and goals.

Other Relevant Financial Information

Cortelco’s Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders.  The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock.  Certain provisions of our certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of Cortelco without the consent of our Board of Directors, even if such changes were favored by a majority of the stockholders.  These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

Cortelco’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,081,715 shares, which in the aggregate represent approximately 68% voting interest in the outstanding shares of our common stock.  These stockholders have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Cortelco believes its stock fits the definition of a penny stock.  The Securities Exchange Act of 1934 defines a penny stock as any equity security that is not traded on a national securities exchange or authorized for quotation on The NASDAQ Stock Market and that has a market price of less than $5.00 per share, with certain exceptions.  Penny stocks are subject to Rule 15g under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities.  In general, a broker-dealer, prior to a transaction in a penny stock, must deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer must provide the customer with current bid and offer quotations for the penny stock, information about the commission payable to the broker-dealer and its salesperson in the transaction and monthly statements that disclose recent price information for each penny stock in the customer's account.  Finally, prior to any transaction in a penny stock, the broker-dealer must make a special written suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale.  All of these requirements may restrict the ability to sell stock and could limit the trading volume and adversely affect the price investors are willing to pay for Cortelco stock.

Off-Balance Sheet Arrangements

Cortelco was not involved in any significant off-balance sheet arrangements during the fiscal years ended July 31, 2008 and 2007, other that the lease commitments more fully disclosed in the financial statements.  Also, purchase commitments are principally related to projects and products’ sales for which Cortelco has obtained a firm contract or purchase order from a customer. In addition, Cortelco is negotiating the purchase of the Company main facilities. This will require the obtaining of a long-term loan from a bank, which management estimates at the present time that should be settled in monthly installments not much different from actual rent payments.

ITEM 7

FINANCIAL STATEMENTS

All other schedules have been omitted since the required information is not presented or not present in an amount sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cortelco Systems Puerto Rico, Inc.
Caguas, Puerto Rico

We have audited the accompanying balance sheets of Cortelco Systems Puerto Rico, Inc., as of July 31, 2008 and 2007, and the related statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of Cortelco's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Cortelco is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Cortelco’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortelco Systems Puerto Rico, Inc., as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/  HORWATH VÉLEZ & CO, PSC

Puerto Rico

October 29, 2008
Puerto Rico Society of Certified Public Accountants
Stamp number 2370137 was
affixed to the original of this report.

CORTELCO SYSTEMS PUERTO RICO, INC
BALANCE SHEETS
JULY 31, 2008 AND 2007
(Dollars in Thousands)
ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$ 924	$ 1,011
Trade accounts receivable, net of allowance of uncollectible accounts of $93 and $61 respectively	1,839	1,742
Current portion of financed accounts receivable	86	--
Inventories	129	134
Installations in process	100	402
Prepaid expenses	85	116
Total current assets	3,163	3,405
Available for sale securities	25	148
Non current portion of financed accounts receivable	113	--
Property and equipment, net	76	58
Purchased software, net of accumulated amortization of $12 and $15, respectively	8	12
	$ 3,385	$ 3,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$ 997	$ 1,036
Due to affiliated entities	1	12
Deposits on purchases	5	233
Other accrued liabilities	319	279
Deferred revenues	220	268
Total current liabilities	1,542	1,828
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	--	--
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,588,536 and 1,571,453 outstanding, 2008 and 2007, respectively	16	16
Treasury stock, 16,021 and 33,104, shares in 2008 and 2007, respectively, at cost	(5)	(11)
Capital in excess of par value	7,326	7,316
Accumulated deficit	(5,494)	(5,447)
Accumulated other comprehensive loss	--	(79)
Total stockholders' equity	1,843	1,795
	$ 3,385	$ 3,623

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC. STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME YEARS ENDED JULY 31, 2008 AND 2007 (Dollars and Share Data in Thousands Except Per Share Data)

	2008	2007
Net revenues:
Product	$ 4,090	$ 2,906
Services	3,041	3,249
Telephony	3,088	1,624
Total net revenues	10,219	7,779
Cost of revenues:
Product	3,083	2,129
Services	1,934	2,041
Telephony	2,879	1,497
Total cost of revenues	7,896	5,667
Gross profit	2,323	2,112

Operating expenses:
Selling, general and administrative	2,200	2,050
Income from operations	123	62
Other income (expenses):
Realized loss on impaired investment	(202)	--
Other income, mostly interest, net	32	23
	(170)	23
Income (loss) before provision for income taxes	(47)	85
Provision for income taxes	--	--
Net income (loss)	(47)	85
Other comprehensive income (loss):
Net unrealized loss on available for sales securities	--	(67)
Transfer to realized loss on impaired investment	79	--
	79	(67)
Comprehensive income	$ 32	$ 18
Basic and diluted net income (loss) per share	$ (0.03)	$ 0.05
Weighted-average number of shares outstanding	1,583	1,571

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED JULY 31, 2008 AND 2007 (Dollars in Thousands)

	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, August 1, 2006	$ 16	$ (11)	$ 7,316	$ (5,532)	$ (12)	$ 1,777
Net income	--	--	--	85	--	85
Other comprehensive loss	--	--	--	--	(67)	(67)
Balance, July 31, 2007	16	(11)	7,316	(5,447)	(79)	1,795
Treasury stock disposed, 17,083 shares		6	10			16
Net loss				(47)		(47)
Transfer to realized loss in impaired investment	--	--	--	--	79	79
Balance, July 31, 2008	$ 16	$ (5)	$ 7,326	$ (5,494)	$ --	$ 1,843

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC. STATEMENTS OF CASH FLOWS YEARS ENDED JULY 31, 2008 AND 2007 (Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$ (47)	$ 85
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	50	--
Provision for obsolesce Inventory	13	--
Depreciation and amortization	60	114
Realized loss on impaired investment	202	--
Stock compensation	16	--
Amount financed on sales, net of collections	(199)	--
Loss on disposition of equipment	1	2
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(147)	(183)
Inventories	(8)	2
Installation in process	302	(287)
Prepaid expenses	31	(25)
Increase (decrease) in:
Trade accounts payable	(39)	537
Due to affiliated entities	(11)	(2)
Deposits on purchases	(228)	127
Other accrued liabilities	40	(100)
Deferred revenues	(48)	(98)
Total adjustments	35	87
Net cash (used in) provided by operating activities	(12)	172

Cash flows from investing activities:
Capital expenditures	(75)	(34)
Net cash used in investing activities	(75)	(34)

Net change in cash and cash equivalents	(87)	138

Cash and cash equivalents, beginning of year	1,011	873

Cash and cash equivalents, end of year	$ 924	$ 1,011

During the years ended July 31, 2008 and 2007, Cortelco had no cash outlays for interest or income taxes.

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2008 AND 2007
(Dollars in Tables in Thousands)

1.

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization - Cortelco Systems Puerto Rico, Inc. ("Cortelco"), a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation ("eOn") through July 30, 2002.  Effective July 31, 2002, Cortelco was spun-off from eOn to the eOn stockholders.  After such spin-off, Cortelco became an independent entity originally headquartered in San Juan, Puerto Rico that subsequently moved to Caguas, Puerto Rico.  Cortelco's operations include the sale and service of integrated communications, data equipment, security products and telephony billing in Puerto Rico.

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

Concentration risks - Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflect a broad customer base in these local markets.  Although the accounts are uninsured, to reduce risks, Cortelco routinely assesses the financial strength of its customers.  As a consequence, concentration of credit risk on an individual customer basis is limited for the Product and Services segments.  For the Telephony billing segment, Cortelco sells services from one major carrier and one major customer represents approximately 42%, and 40% of the segment’s total revenues for year ended July 31, 2008 and 2007, respectively.

Recent accounting pronouncements- The following are recent accounting pronouncements:

In September 2006, the FASB issued a Statement Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  The future implementation of this Statement will have no significant effect on the Company’s financial statements.

In February 2007, the FASB issued a Statement Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  The Company does not foresee the implementation of these statements in the near future; accordingly, it will have no effect in the Company’s financial statements.

Other recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either being implemented or are not applicable to Cortelco.

Fair value of financial instruments - The carrying amount of cash is a reasonable estimate of their fair value.  The carrying amounts of accounts receivable, accounts payable trade (including related party), accrued expenses, deferred revenues, and deposit liabilities are at their approximate fair value due to their short-term maturity.  The stated value of the financed receivable approximates fair value because it bears interest commensurate with the risk involved.  Available for sale securities are stated at quoted market price.

Revenue Recognition – Cortelco believes that its revenue recognition policies disclosed below are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

Installation and services - Cortelco recognizes revenue for equipment shipped to customers (including those under Cortelco provided long-term financing) when persuasive evidence of an arrangement exits, the arrangement fee is fixed or determinable, delivery or performance has occurred, and collectibility is reasonable assumed.  Revenues from communications systems service contracts are recognized over the life of the individual contracts.    Cortelco allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

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

       Product warranties – Cortelco gives a one-year warranty to certain products sold.  Cortelco recognizes an accrued warranty liability when it sells a product.  This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience.  If Cortelco is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product.  Cortelco only incurs the cost of labor of technicians and return freight.  Cortelco recognizes warranty revenue over the term of the warranty period.  The costs related to warranties exercised are recognized directly as cost of sales when incurred.

Interest income – Interest income is recognized as earned, assuming that the related receivable in not considered impaired.

Impairment of long-lived assets - Cortelco periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future net cash flows expected to result from the use of the asset.  Any indicated impairment would be measured as the amount by which the carrying amount of the asset exceeds its fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  No indications of impairment are evident as a result of such review.

Cash and cash equivalents - Includes cash and cash equivalents deposited in FDIC insured financial institutions.  At times, these deposits exceed federally insured limits.  Cortelco considers instruments with an original maturity of three months or less to be cash equivalents.

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

Installation in process – Installation in process represents the cost of the equipment for which the installation service had not been completed nor the revenue earned.  This equipment is valued at the lower of cost or its net realizable value.

Available for sale securities – Securities held in eOn Communications, a related party, are accounted as available for sale securities.  They are reported at fair value, and until July 31, 2008, unrealized gains and losses were reported as a net amount in other comprehensive income.  However, as of such date, Cortelco determined that the unrealized loss was other than temporary and recognized in operations a loss of $202,000, including a $79,000 comprehensive loss from prior periods.

Property and equipment - Property and equipment are recorded at cost.  Depreciation and amortization are provided using the straight-line method over the shorter of the assets estimated useful life or lease term as follows:

Estimated useful life (years)
Office and production equipment	3
Furniture and fixtures	7
Leasehold improvements	lease life or asset category life

When assets are sold, retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.  Significant improvements to leased property are capitalized and amortized over the term of the lease.  Maintenance and repairs under $1,000 are expensed.

Purchased software - Purchased software for internal use is recorded at cost, and amortized using the straight-line method over the estimated useful life of 5 years.

Accounting for legal costs expected to be incurred in connection with a loss contingency – Cortelco policy to account for legal costs in relation to a loss contingency is to account for such costs as incurred.

Accounting for income taxes - Deferred income taxes are accounted for using the asset and liability method of accounting.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”). Based on management’s evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company’s opening equity, current operations or cash flows, or its net operating loss carryforwards and related deferred tax valuation allowance as a result of implementing FIN 48. The Company will recognize any tax-related interest and penalties as a component of income tax expense.

Advertising - Advertising is charged to expense as incurred.  The advertising expense for fiscal year 2008 and 2007 were $4,161 and $6,511, respectively.

Income per common share - Cortelco reports its earnings per share ("EPS") using Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted EPS.  Basic EPS is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Stock based compensation - At present, Cortelco does not have any stock assigned to Stock-Based Compensation agreements.  However, there are 375,000 common stock shares segregated for such purposes in the future.  Upon the issuance of any such agreement, Cortelco will have to apply SFAS No. 123(R), Accounting for Stock-Based Compensation.  This Statement requires that when an entity exchanges its own equity instruments for goods or services, the transaction should be accounted at the fair value of the shares surrendered.

Reclassification - Certain balances disclosed in the 2007 Financial Statements have been reclassified to conform to the current year presentation.  The most significant reclassification is that related to certain project costs that in prior years were reported as inventory until physically transferred to the customer’s premises, and now are classified as project cost upon the specific assignment to the project.

2.

INVENTORIES:

	2008	2007
Purchased components, net	$ 60	$ 69
Parts and materials for maintenance, net	69	65
Total inventories	$ 129	$ 134

3.

PROPERTY AND EQUIPMENT:

	2008	2007
Furniture and equipment	$ 46	$ 59
Leasehold improvements	32	94
Computer equipment	53	49
	131	202
Less accumulated depreciation and amortization	(55)	(144)
	$ 76	$ 58

The accumulated amortization of leasehold improvements were approximately $6,000 and approximately $72,000, as of July 31, 2008 and 2007, respectively.

4.

OTHER ACCRUED LIABILITIES:

	2008	2007
Payroll and payroll taxes	$ 145	$ 131
Commissions	34	14
Other	140	134
	$ 319	$ 279

5.

MAINTENANCE CONTRACTS:

The following table summarizes the activity relating to the unexpired maintenance contracts (which balance is included within deferred revenues) during the fiscal years 2008 and 2007.

	2008	2007
Liability Balance, beginning	$ 209	$ 288
Additions	354	369
Deductions	(382)	(448)
Liability Balance, ending	$ 181	$ 209

6.

PRODUCT WARRANTY:

The following table summarizes the activity relating to the warranty reserve (which balance is included within deferred revenues) during the fiscal years 2008 and 2007.

	2008	2007
Liability balance, beginning	$ 59	$ 78
Additions	56	59
Deductions	(76)	(78)
Liability balance, ending	$ 39	$ 59

7.

LINE-OF-CREDIT:

Cortelco has available a $400,000 revolving line of credit by a bank.  The advances are secured by trade accounts receivable and bear interest at 1% over the Citibank’s base rate.  The agreement, which is renewable annually at the bank’s sole discretion, establishes certain negative covenants that Cortelco has to comply with.

8.

RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2008 and 2007, Cortelco purchased approximately $43,000 and $51,000, respectively, in merchandise from a related party.

The balances due to related parties are non-interest bearing, unsecured, and are due in the normal course of business.

9.

INCOME TAXES:

As a Puerto Rico corporation not doing business in the United States, Cortelco is exempt from Federal taxes.  Revenues in other jurisdictions are normally taxed by said jurisdictions.

On August 4, 2003, Cortelco was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended.  Under the ten-year decree, beginning on December 30, 2002, Cortelco's process of assembling communication equipment enjoys preferential tax rates, as follows:

Tax	Benefit
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

Under the decree, Cortelco will be required to comply with certain levels of employment.  The tax decree did not result in any income tax benefit for the years ended July 31, 2008 and 2007.

Cortelco has available income tax carryforward losses to offset future taxable income that expire as follows:

Year	Income covered by the decree	Fully taxable income
2009	$ --	$ 2,050
2010	1,341	302
2011	1,453	829
2012	856	--
2013	245	--
2014	--	90
	$ 3,895	$ 3,271

Reconciliation between the income tax expense recognized in Cortelco's statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

	2008	2007
Expected income tax expense at Puerto Rico tax rate (39%)	$ 18	$ 33
Effect of decree on tax determination	(53)	(24)
Utilization of carryforward benefit	(12)	(23)
Effects from timing differences, and other	47	14
Total income tax expense	$ --	$ --

As a result of the utilization of the carryforward losses, the Company had no current tax liability in 2008 or 2007.

The components of the net deferred tax asset for taxable income at July 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets resulting from:
Net operating loss carryforwards	$ 1,547	$ 1,602
Various timing differences	219	209
	1,766	1,811
Less valuation allowance	(1,766)	(1,811)
	$ --	$ --

Cortelco cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.  Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

10.

COMMITMENTS AND CONTINGENCIES:

Claims:

Cortelco is currently subject to claims regarding an alleged employment issue and property taxes as follows:

Cortelco is a defendant in one claim by a former employee, with alleged damages totaling approximately $5 million.  Cortelco has filed motion for summary judgment and such motion is under the consideration of the Court.  Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail.  However, at the present time, an outcome of the case cannot be determined.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2005, in the principal amount of $320,000 (approximately $550,000 as of July 31, 2008, including interest and penalties).  The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  Cortelco submitted its position in writing within the time period provided by CRIM.  Cortelco believes it has strong arguments to support the position that the components of inventory qualify as raw material.  However, at this point, Cortelco cannot predict the outcome of this matter.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

Leases:

Cortelco leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expired on November 30, 2007, with an extension of one year that expires on November 20, 2008.  The Municipality offered to sell the building, and Cortelco has negotiating the final price and conditions.  Rent expense related to this agreement for the years ended July 31, 2008 and 2007 amounted to $53,000 and $50,000, respectively.  Cortelco also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012.  Rent expense related to this agreement for the years ended July 31, 2008 and 2007 amounted to $26,000 and $25,000 respectively.

Future minimum lease payments under these agreements are as follows:

Year ending July 31,	Amount
2009	$ 44
2010	27
2011	27
2012	27
2013	11
$ 136

During the years ended July 31, 2008 and 2007, rent expense related to other operating leases amounted to approximately $15,000 and $19,000, respectively.

11.

EMPLOYEE BENEFITS:

Cortelco provides its employees a savings plan (the plan).  Under the terms of the plan, employees may contribute from 1% to 10% of pretax annual compensation, but cannot exceed $8,000.  However, effective January 2003, Cortelco no longer contributes to the plan.  Previously, Cortelco matched 50% of employee's contributions up to 6% of the employee's compensation, as defined, with a maximum limit of $2,000 for any one employee.

12.

SHAREHOLDERS’ EQUITY:

The Board of Directors of Cortelco is authorized from time to time to divide the preferred stock into series and to determine the number of shares of each series and the relative designation, powers, rights and preferences of each such series.  As of July 31, 2008, there were no outstanding shares of preferred stock.

The shareholders have authorized a stock incentive plan that authorizes a total of 375,000 shares under the plan.  However, as of this date, no options or other stock-based awards have been granted pursuant to the plan.

13.

MAJOR CUSTOMER:

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflects a broad customer base in the local markets.  Cortelco routinely assesses the financial strength of its customers.  Therefore, concentration of credit risk on an individual customer basis is limited for the Products and Services segments.  For the Telephony segment, Cortelco sells services from one major carrier, and one major customer represents approximately 42%, and 40% of the segment’s total revenues for years ended July 31, 2008 and 2007, respectively.  Also, this major customer represents approximately 40% and 47% of the segment’s accounts receivable for the years ended July 31, 2008 and 2007, respectively.

14.

SEGMENTS:

Cortelco’s reportable segments are the Communications Systems (Products and Services), and Telephony Billing Services (Telephony), each of which offers different products and services.  The basis of accounting used for transactions between the reportable segments are those disclosed in Note 1 to the financial statements.  Each segment requires different expertise, and marketing strategies, although some overlapping exists.  In addition, performance of each segment is assessed independently.  The Communications Systems segment offers communications solutions that address voice and data network switching while the Telephone Billing Services segment resells PRT’s services in Puerto Rico.

The accounting policies of the segments are those described in the summary of significant accounting policies.

2008	Communication Systems	Telephony Billing Services	Total
	(In Thousands)

Revenues	$ 7,131	$ 3,088	$ 10,219
Income (loss) from operations	219	(96)	123
Other income (expenses)	(170)	--	(170)
Provision for income taxes	--	--	--
Net income (loss)	49	(96)	(47)
Total assets	2,873	512	3,385
Capital expenditures	74	1	75
Allowance for doubtful accounts	--	50	50
Depreciation and amortization	59	1	60

2007	Communication Systems	Telephony Billing Services	Total
	(In Thousands)

Revenues	$ 6,155	$ 1,624	$ 7,779
Income (loss) from operations	123	(61)	62
Other income	23	--	23
Provision for income taxes	--	--	--
Net income (loss)	146	(61)	85
Total assets	3,285	338	3,623
Capital expenditures	34	--	34
Depreciation and amortization	114	--	114

15.

INCOME (LOSS) PER COMMON SHARE:

Cortelco reports its earnings per share (“EPS”) using Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share (“SFAS 128”).  SFAS 128 requires dual presentation of basic and diluted EPS.  Basic EPS is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computations of basic and diluted income per share were as follows:

	2008	2007
Basic and diluted income per share:	(Dollars in thousands, except per share data)
Net income (loss)	$ (47)	$ 85
Weighted average number of common shares outstanding	1,583,207	1,571,453
Income (loss) from operations per share	$ (0.03)	$ 0.05

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of July 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers

The following table sets forth information as to the persons who served as our executive officers as of July 31, 2008.  Cortelco’s board of directors may appoint additional executive officers from time to time.

Name	Age	Title
Juan Carlos Ramos	39	President –Chief Executive Officer
Francisco Sanchez	61	Vice President – Finance and Administration, and Chief Financial Officer

JUAN CARLOS RAMOS became Chief Executive Officer of Cortelco in October 2006 and became President of Cortelco in September 2005 and served as a General Manager from October 2004 to September 2005.  Mr. Ramos was an independent associate consultant of Business Advisers Inc. from February 2004 to October 2004.  Mr. Ramos served as a General Manager of Alliance Networks from November 2002 to February 2004.  From April 2000 to July 2002, Mr. Ramos was Strategy Business consultant for Europraxis Consulting Group (Indra).  Mr. Ramos has taken courses toward a Ph.D. in Electronics and Telecom Engineering from the University of Surrey and University of Catalonia.  Mr. Ramos received a master’s degree in business administration from ESADE Business School and a bachelor’s degree in Physics from the University of Barcelona.

FRANCISCO SANCHEZ became Chief Financial Officer of Cortelco in July 2000 and became Vice President - Finance and Administration in April 1999.  Mr. Sanchez served as a director of Cortelco from January 2002 to September 2002.  He was Vice President - Finance and Administration of CPR from July 1998 until April 1999.  From June 1987 to June 1998, Mr. Sanchez was Caribbean Region Comptroller for H.B. Fuller Company.  From June 1978 to May 1987, Mr. Sanchez held executive positions, Assistant Comptroller in manufacturing, sales and marketing at ITT Industries, Inc.  Mr. Sanchez received a master’s degree from Metropolitan University and a BBA from Puerto Rico University.

Information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Cortelco’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on January 9, 2009 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after July 31, 2008, are incorporated herein by reference in response to this item.

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

Financial Statements

The following information appears in Item 7 of Part II of this Report:

- Report of independent registered public accounting firm
- Balance Sheets for July 31, 2008 and 2007
- Statements of Operations and Comprehensive Income for the Years Ended July 31, 2008 and 2007
- Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2008 and 2007
- Statements of Cash Flows for the Years Ended July 31, 2008 and 2007
- Notes to Financial Statements

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

Dated:  November 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Juan Carlos Ramos Juan Carlos Ramos	President, Chief Executive Officer (Principal Executive Officer)	November 7, 2008
/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Treasury (Principal Financial Officer and Principal Accounting Officer)	November 7, 2008
/s/ Sergio Moren Sergio Moren	Director	November 7, 2008
/s/ Alan L. Laffoon Alan L Laffoon	Director	November 7, 2008
/s/ Gloria Lee Gloria Lee	Director	November 7, 2008
/s/ Walt Duffey Walt Duffey	Director	November 7, 2008
/s/ Robert A. Gordon Robert A. Gordon	Director	November 7, 2008

EXHIBIT INDEX

Documents listed below are being filed as exhibits herewith. Exhibits identified by asterisks (*) are being incorporated herein by reference and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934, reference is made to such documents as previously filed exhibits with the Commission.

Exhibit

Number

Description of Document

3.1 *

Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. ("Cortelco").

3.2 *

Amended and Restated Bylaws of Cortelco.

4.1 *

Amended and Restated Certificate of Incorporation of Cortelco (filed as Exhibit 3.1).

4.2 *

Amended and Restated Bylaws of Cortelco (filed as Exhibit 3.2).

4.3*

Form of certificate representing common stock, par value $.01 per share, of Cortelco.

10.1*

Distribution Agreement dated as of January 30, 2002, between eOn and Cortelco (filed as Exhibit 2.1).

10.2 *

Employee Matters Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.2).

10.3 *

Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.3).

10.4 *

Cortelco 2002 Equity Incentive Plan.

10.7 *

Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and Cortelco.

10.9 *

Form of Dealer Agreement between eOn and Cortelco.

10.10

Landline Operations Interconnection, Unbundling, and Resale Agreement by and between Puerto Rico Telephone Company, Inc. and Cortelco Systems Puerto Rico, Inc.

14.1

Code of Ethics (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/05).

31.1

Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Officers’ Certification pursuant to 18 U.S.C ss1350.

*

Incorporated by reference to Cortelco's Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.