Form 10-Q
period 2008-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2008-12-15
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number

000-49626

CORTELCO SYSTEMS PUERTO RICO, INC.

(Exact name of Registrant issuer as specified in its charter)

PUERTO RICO                             66-0567491

             (State of incorporation)             (IRS Employer Identification No.)

Parque Ind. Caguas Oeste Road 156 km 58.2, Caguas, Puerto Rico, 00725-0137

(Address of principal executive office)

(787) 704-0000

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer     [   ]

Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,588,536 shares of Common Stock, $0.01 par value, as of October 31, 2008.

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.

Condensed Balance Sheets (Unaudited)

October 31, 2008 and July 31, 2008
(Dollars in thousands)

	October 31, 2008	July 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 717	$ 924
Trade accounts receivable, net of allowance for uncollectible accounts of $94 and $93, respectively	1,765	1,839
Current portion of financed accounts receivable	67	65
Inventories	122	129
Projects in process	724	100
Prepaid expenses	146	85
Total current assets	3,541	3,142
Available for sale securities	26	25
Non current portion of financed accounts receivable	117	134
Property and equipment, net	101	76
Purchased software, net of accumulated amortization of $12, respectively	6	8
	$ 3,791	$ 3,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$ 1,498	$ 997
Due to affiliated entities	4	1
Deposits on purchases	21	5
Other accrued liabilities	339	319
Deferred revenue	237	220
Total current liabilities	2,099	1,542
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	--	--
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,588,536 outstanding	16	16
Treasury stock, 16,021 shares at cost	(5)	(5)
Capital in excess of par value	7,326	7,326
Accumulated deficit	(5,647)	(5,494)
Accumulated other comprehensive income	2	--
Total stockholders' equity	1,692	1,843
	$ 3,791	$ 3,385

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income (Loss) Statements and Comprehensive Income (Unaudited)
For the Three Months Ended October 31, 2008 and 2007
(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2008	2007
Revenues	$ 2,136	$ 2,502

Cost of revenues	1,713	1,861

Gross profit	423	641

Operating expenses:
Selling, general, and administrative	587	595

Income (loss) from operations	(164)	46

Other income, net	11	7

Income (loss) before income taxes	(153)	53

Provision for income taxes	--	--
Net income (loss)	(153)	53

Other comprehensive income:
Net unrealized income on available for sales securities	2	17
Comprehensive income (loss)	$ (151)	$ 70
Basic and diluted net income (loss) per common share	$ (0.10)	$ 0.03

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended October 31, 2008
(Dollars in thousands)
	Common stock	Treasury Stock	Capital in excess of par value	(Deficit)	Accumulated other comprehensive loss	Total
Balance, July 31, 2008	$ 16	$ (5)	$ 7,326	$ (5,494)	$ --	$ 1,843
Net loss				(153)		(153)
Other comprehensive gain	--	--	--	--	2	2
Balance, October 31, 2008	$ 16	$ (5)	$ 7,326	$ (5,647)	$ 2	$ 1,692

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Three Months ended October 31, 2008 and 2007
(Dollars in thousands)

	Three Months Ended, October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (153)	$ 53
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12	15
Stock compensation	--	10
Collection of amount financed on sales	15	--
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	74	(217)
Inventories	7	(15)
Installation in process	(624)	108
Prepaid expenses	(61)	(63)
Increase (decrease) in:
Trade accounts payable	501	(131)
Due to affiliated entities	3	(2)
Deposits on purchases	16	(93)
Other accrued liabilities	21	18
Deferred revenue	17	45
Total adjustments	(19)	(325)
Net cash used in operating activities	(172)	(272)
Cash flows from investing activities:
Capital expenditures	(35)	(6)
Net cash used in investing activities	(35)	(6)
Net change in cash	(207)	(278)
Cash and cash equivalents, beginning	924	1,011
Cash and cash equivalents, ending	$ 717	$ 733

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2008 and 2007

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("Cortelco").  It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of October 31, 2008 and for all periods presented, and the same were of normal recurring nature.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed financial statements should be read in conjunction with the financial statements and notes as of July 31, 2008 and for the periods then ended, which are included in the Annual Report on Form 10-KSB for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

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

Revenue Recognition - Cortelco believes that its revenue recognition policies disclosed below are in compliance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

General - Cortelco recognizes revenue when persuasive evidence of an arrangement exits, the arrangement fee is fixed or determinable, delivery or performance has occurred and collectibility is reasonably assured.  Cortelco allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

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

Interest income – Interest income is recognized as earned, assuming that the related receivable is not considered impaired.

Software – Cortelco does not provide post-contract customer support or any warranty for security software products, accordingly, revenue is recognized upon delivery.

Maintenance contracts - Maintenance contract revenues are recognized over the remaining life of each contract (usually one year) based on the straight-line method.

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended October 31, 2008:

(Dollars in thousands)	July 31, 2008 Liability Balance	Additions	Deductions	October 31, 2008 Liability Balance
Maintenance Contracts	$ 181	$ 99	$ 76	$ 204

This balance is included within deferred revenue in the accompanying balance sheets.

Product Warranties – Cortelco gives a one-year warranty to certain products sold.  Cortelco recognizes an accrued warranty liability when it sells a product.  This amount is an estimate of the cost of labor to be performed if that warranty is exercised, based on experience.  If Cortelco is required to perform on its warranty, it sends the product to the manufacturer that normally warrants the product.  The Cortelco only incurs the cost of labor of technicians and return freight.  Cortelco recognizes warranty revenue over the term of the warranty period.  The costs related to warranties exercised are recognized directly as cost of sales when incurred.

The following table summarizes the activity relating to the warranty reserve during the quarter ended October 31, 2008:

(Dollars in thousands)	July 31, 2008 Liability Balance	Additions	Deductions	October 31, 2008 Liability Balance
Warranty Reserve	$ 39	$ 10	$ 16	$ 33

This balance is included within deferred revenue in the accompanying balance sheets.

Cash and cash equivalents - Includes cash and cash equivalents deposited in FDIC insured financial institutions.   These deposits exceed federally insured limits of $250,000 per bank.

Allowance for doubtful accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience.

The following table summarizes the activity relating to the allowance during the quarter ended October 31, 2008.

(Dollars in thousands)	July 31, 2008 Allowance Balance	Recoveries	Additions	October 31, 2008 Allowance Balance
Allowance for doubtful accounts	$ 93	$ 1	$ --	$ 94

Inventories –Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out ("FIFO") method.  Returned equipment and inventory, mostly related to warranty claims and replacements of outdated communication systems, is accounted at no cost, unless repaired, at which time, it is valued at the lower of the repair cost or its net realizable value.

Projects in process – Projects in process represent the cost of products or equipment still undelivered or for which the installation has not been completed, nor the revenue earned.  This equipment is valued at the lower of cost or its net realizable value.

Available for sale securities – Securities held in eOn Communications, a related party, are classified as available for sale securities.  They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.  At July 31, 2008, Cortelco determined that the unrealized loss was other than temporary and recognized in operations a loss of $202,000, including a $79,000 comprehensive loss from prior periods.  As of October 31, 2008, the unrecognized holding gain was approximately $2,000.

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

On August 4, 2003, Cortelco was granted certain tax exemption benefits under the Commonwealth of Puerto Rico Law 135 of December 2, 1997, as amended.  Under the ten-year decree, beginning on December 30, 2002, Cortelco's process of assembling communication equipment will enjoy preferential tax rates, as follows:

Tax	Benefit
Income	7% flat tax
Property	90% exemption
Municipal	60% exemption

For the quarter ended October 31, 2008, the resulting deferred tax benefit was fully allowed.  For the quarter ended October 31, 2007, the resulting income tax expense was offset by available carryforward losses.

Reclassification - Certain balances disclosed in the previously filed Financial Statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

Recently issued FASB Statements or Interpretations, SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented in prior periods or are not applicable to Cortelco.  Recently implemented accounting pronouncements have not resulted in any significant effect in the financial position or results of operations of Cortelco.

Securities Authorized for Issuance Under Cortelco's Equity Compensation Plan

The following table summarizes the Cortelco equity compensation plan as of October 31, 2008:

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

Inventories

Inventories consist of the following:

October 31, 2008
(In thousands)
Purchased components, net	$ 59
Parts and materials for maintenance, net	63
Total inventories	$ 122

Segments

Cortelco’s reportable segments are the Communications Systems (Products and Services), Telephony Billing Services (Telephony), and beginning this quarter ended October 31, 2008, Cortelco considered Data & Security as a new segment.  Each segment offers different products and services.  Each of which requires different expertise, and marketing strategies, although some overlapping exists.  Also, performance of each segment is assessed independently.  The Communications Systems segment offers mostly of sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services.  The Telephone Billing Services segment resells Puerto Rico Telephone and Sprint’s services in Puerto Rico, while Data & Security segment address data network products and security products.

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Three Months Ended October 31,
	2008				2007
	Comm. Systems	Telephony Billing Services	Data & Security	Total	Comm. Systems	Telephony Billing Services	Data & Security	Total
(In Thousands)
Revenues	$ 1,127	$ 715	$ 294	$ 2,136	$ 1,615	$ 742	$ 145	$ 2,502
Income (loss) from operations	(55)	(13)	(96)	(164)	49	(24)	21	46
Other income	11	--	--	11	7	--	--	7
Provision for income Taxes	--	--	--	--	--	--	--	--
Net income (loss)	(44)	(13)	(96)	(153)	56	(24)	21	53
Total assets	2,975	551	265	3,791	2,980	417	143	3,540
Capital expenditures	34	--	1	35	4	1	1	6
Depreciation and amortization	12	--	--	12	15	--	--	15

Income per Common Share

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

The computations of basic and diluted income (loss) per share were as follows:

Three Months Ended October 31,

2008	2007

(Dollars in thousands, except per share data)

Basic and diluted income (loss) per share:
Net income (loss)	$ (153)	$ 53
Weighted average number of common shares outstanding	1,586,047	1,571,950
Income (loss) from operations per share	$ (0.10)	$ 0.03

Major customers

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflects a broad customer base in the local markets.  Cortelco routinely assesses the financial strength of its customers.  Therefore, concentration of credit risk on an individual customer basis is limited for the Products and Services segments.  For the Telephony segment, Cortelco sells services from one major carrier, and one major customer represents approximately 37%, and 46% of the segment’s total revenues for quarter ended October 31, 2008 and 2007, respectively.  Also, this major customer represents approximately 39% and 41% of the segment, and approximately 12% and 9% of total accounts receivable for the quarters ended October 31, 2008 and 2007, respectively.

Commitments

Cortelco leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expired on November 30, 2007, with an extension of one year that expires on November 20, 2008.  The Municipality offered to sell the building, and Cortelco has negotiated the final price and conditions.  Rent expense related to this agreement was approximately $13,000 for the three months ended October 31, 2008 and 2007, respectively.  Cortelco also leases warehouse facilities from the Puerto Rico Industrial Development Company (PRIDCO) under an operating lease agreement that expires on December 30, 2012.  Rent expense related to this agreement was approximately $7,000 for the three months ended October 31, 2008 and 2007, respectively.

Contingencies

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

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2005, in the principal amount of approximately $320,000 (approximately $555,000 as of October 31, 2008, including interest and penalties).  The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  Cortelco submitted its position in writing within the time period provided by CRIM.  Cortelco believes it has strong arguments to support the position that the components of inventory qualify as raw material.  However, at this point, Cortelco cannot predict the outcome of this matter.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains unaudited forward-looking statements within the meaning of the federal securities laws.  Unaudited forward-looking statements are those that express management’s views of future events, developments, and trends.  In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions.  Unaudited forward-looking statements include statements regarding Cortelco’s anticipated or projected operating performance, financial results, liquidity and capital resources.  These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management.  Information contained in these unaudited forward-looking statements is inherently uncertain, and Cortelco’s actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond management’s ability to predict or control.  Cortelco also directs your attention to the risk factors affecting its business that are discussed in our 10-KSB filed for the period ended July 31, 2008.  Cortelco disclaims any obligation to update any of the unaudited forward-looking statements contained in this report to reflect any future events or developments.  The following discussions should be read in conjunction with the Cortelco’s unaudited financial statements and the notes included thereto.

Overview

Cortelco is a value-added reseller of third-party brands of voice, data, security, applications, transmission services and telephone billing services.  Cortelco is a one-stop-shop to its customers for all of their telecommunications needs.  Cortelco’s products help enterprises communicate more effectively with customers and increase their customer satisfaction and loyalty.

Cortelco integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Microsoft, Cortelco, eOn, Nortel, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others.  As part of Cortelco’s business strategy, Cortelco now offers telephony billing services provided through the Puerto Rico Telephone (“PRT” the main local telephone company) and Sprint.

Cortelco continues to closely monitor its operating costs and expenses.  Cortelco will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts.  To improve service performance, Cortelco will continue its training program to develop more highly qualified technicians and salespersons. Cortelco is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and recently obtained a McAfee Premium Business Partner certification.  These levels of Business Partners entitle Cortelco to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers.  To continue the service performance, Cortelco began working with Cisco, and created a new department specialized in Data and Security with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications.  To develop this new Data and Security Department, CSPR has incorporated other trademarks like McAfee, Juniper, Extreme and Artiris and hired three persons dedicated to support this area, including configuration, sales and technical support.  To improve new installation and maintenance sales results, the Company has sales staff dedicated to support and increase its maintenance customer base.  The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

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

Liquidity and Capital resources

Cortelco’s cash position decreased for the quarter ended October 31, 2008 compared to the July 31, 2008 balance.  This decrease is principally due to the significant increase in projects in process as of October 31, 2008.  This factor will continue to affect our cash position through the second quarter until the projects in process are completed and collected.  Cortelco has principally relied on cash provided from operations as its primary sources of capital and even with the increase in projects in process, management believes that, in the near term, cash flows from operations will be sufficient to meet obligations.  If such resources are not sufficient, Cortelco has available a $400,000 credit line from a Puerto Rico financial institution.  Cortelco’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses.  Cortelco is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs.  Cortelco does not have material commitments for the current fiscal year.  Cortelco does not anticipate the need to raise additional capital to meet its operational and capital expenditure requirements in the foreseeable future.

Changes in financial position

Cash and cash equivalents were approximately $717,000 as of October 31, 2008 and approximately $924,000 as of July 31, 2008.  Working capital decreased to approximately $1,442,000 in the three months ended October 31, 2008 from approximately $1,600,000 as of July 31, 2008, mainly because of losses incurred during the quarter.

For the three months ended October 31, 2008, the accounts receivable were approximately $1,765,000 and approximately $1,839,000, for the year ended July 31, 2008.  The decrease of approximately $74,000 was due to a decrease in business during the quarter.  Cortelco continues with its strong collection efforts to improve cash flows and maintain accounts receivable at controlled levels.

Cortelco’s inventory decreased approximately $7,000 from approximately $129,000 in the fiscal year ended July 31, 2008 to approximately $122,000 in the three months ended October 31, 2008.  Cortelco’s ongoing inventory management and obsolescence analysis were key factors in maintaining low warehouse inventories.

Projects in process represent the cost of products or equipment still undelivered or for which the installation has not been completed nor the revenue earned.  Cortelco’s projects in process increased approximately $624,000 from approximately $100,000 in the fiscal year ended July 31, 2008 to approximately $724,000 in the three months ended October 31, 2008, principally as a result of an installation in process of a major project and various other lesser projects to be completed principally during the second quarter.

Accounts payable increased to approximately $1,498,000 from approximately $997,000 as of July 31, 2008.  This increase is principally related to the acquisitions of products and equipment for the projects in process as of October 31, 2008.

Other accrued liabilities and deferred revenues have not changed significantly compared to July 31, 2008, because these are principally related to recurring maintenance contracts and fixed administrative expenses.

Results of Operations

The following discussion provides information about Cortelco's operations, for the three months ended October 31, 2008 and 2007.

Net Revenues

Net revenues consist of sales and services of telephone systems, data and security products, and revenues from the resale of telephony billing services.  Net revenues decreased approximately 15% in the three months ended October 31, 2008 compared to the same quarter last fiscal year.  The results primarily reflect decreased revenues of approximately $488,000 in Communication systems, due to a significant amount of projects in process that spilled to the second quarter, and business trends related to an election year.  Also, this decrease includes a decrease of approximately $41,000 in services due to a slight softening of the service business being noted since the last fiscal year.  The current project backlog, however, should help substantially offset this negative trend in Communication systems during the second quarter.  A decrease of approximately $27,000 in Telephony was due to a decrease in the number of public phone lines due to normal fluctuations in this business.  Net revenues from the Data & Security segment increased during the quarter ended October 31, 2008, compared to the same period during the last fiscal quarter principally because operations of this segment began during the first quarter of the last fiscal year and, therefore, sales during the quarter were lower than normal.

Cost of Revenues and Gross Profit

The cost of revenues for Communication systems consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations, costs to replace or repair equipment and labor related to the services.  The cost of revenues for Telephony segment consists primarily of expenses related to the reselling business.  The cost of revenues for Data & Security consists primarily of purchases from equipment manufacturers and other suppliers, software and licenses and costs incurred for installation and quality assurance.  The gross margin for the three months ended October 31, 2008 and 2007 was approximately 20 % and 26%, respectively.  The gross margin from Communication systems decreased to 33% in the three months ended October 31, 2008, from 34% in the same period last year, principally because of the fixed nature of labor and overhead in a period of reduced revenues, offset by economies in contract labor.  The gross margin from Telephony was approximately 4% and 6% in the three months ended October 31, 2008 and 2007, respectively.  The gross margin decreased principally because of certain non-recurring credits granted during the current quarter.  The gross margin from Data & Security segment was 7% during the quarter ended October 31, 2008, compared to a gross margin of 26% in the same period last year.  Operation of this segment began during the first quarter of last year, and accordingly, the gross profit during that quarter may have not been representative of a normal quarter.  However, due to the variety of products sold under Data & Security, gross profit in the segment is subject to normal fluctuations.

Cortelco continues with the strategies of better markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.  However, because of the low revenue levels during the current quarter it was not possible to prevent a decrease in gross profit.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business activities.  This expense decreased approximately 1% to approximately $587,000 in the three months ended October 31, 2008 from approximately $595,000 in the same period last fiscal year.   However, excluding from 2007 a $50,000 non-recurring expense incurred, selling, general and administrative expenses increased approximately 8%, due to normal business trends and expenses incurred to comply with SOX.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

Cortelco had no significant other income or interest expense in the three months ended October 31, 2008 or 2007.

For the three months ended October 31, 2008, the resulting income tax benefit was fully allowed.  For the three months ended October 31, 2007, the resulting income tax expense was fully absorbed by available carryforward losses.  For the quarters ended October 31, 2008 and 2007, other comprehensive income consists of unrealized potential income, of securities owned by Cortelco.

Cash Flows

Cash flows used in operating activities were approximately ($172,000) and ($272,000) in the three months ended October 31, 2008 and 2007 respectively.  Cash used in operating activities in the three months ended October 31, 2008 resulted primarily from net loss adjusted by an increase in installation in process, partially offset by a increase in trade accounts payable, principally related to the recent acquisition of equipment for the Projects in process.  Cash used in operating activities in the three months ended October 31, 2007 resulted primarily from net income adjusted by a decrease in trade accounts payable, and an increase in trade accounts receivable.  Cash flows used in investing activities for the three months ended October 31, 2008 and 2007 were approximately ($35,000) and ($6,000) respectively.  Cash used for investing activities in the three months ended October 31, 2008 was related mainly to the acquisition of a company car.  Cash used for investing activities in the three months ended October 31, 2007 was related mainly to the acquisition of new computer hardware, to improve employee performance.

Other Relevant Financial Information

Cortelco’s Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by the stockholders.  The rights of the holders of any preferred stock that may be issued in the future may harm the rights of the holders of common stock.  Certain provisions of Cortelco’s certificate of incorporation and bylaws may make it more difficult for a third party to acquire control of Cortelco without the consent of Cortelco’s Board of Directors, even if such changes were favored by a majority of the stockholders.  These include provisions that provide for a staggered board of directors, prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

Cortelco’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,081,715 shares, which in the aggregate represent approximately 68% voting interest in the outstanding shares of Cortelco’s common stock.  These stockholders have the ability to control all matters submitted to Cortelco’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

Cortelco was not involved in any significant off-balance sheet arrangements during the three months ended October 31, 2008 and 2007, other than the lease commitments more fully disclosed in our 10-KSB filed for the period ended July 31, 2008.  Also, purchase commitments are principally related to projects and products’ sales for which Cortelco has obtained a firm contract or purchase order from a customer.  In addition, Cortelco is negotiating the purchase of the Company main facilities.  This will require the obtaining of a long-term loan from a bank, which management estimates at the present time that should be settled in monthly installments not significant different from current rental payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item 3.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d)) that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

No new legal proceedings.

ITEM 1A.  RISK FACTOR.

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

(A)  Exhibits.

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

10.10

Landline Operations Interconnection, Unbundling, and Resale Agreement by and between Puerto Rico Telephone Company, Inc. and Cortelco Systems Puerto Rico, Inc. (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/08).

10.11

Credit Line Agreement between Oriental Bank and Trust and Cortelco (Spanish).

14.1

Code of Ethics (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/05).

31.1

Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

31.2

Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.

32.1

Officers’ Certification pursuant to 18 U.S.C ss1350.

*Incorporated by reference to Cortelco's Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                   Cortelco Systems Puerto Rico, Inc.

 Date:   December 15, 2008                                                        By /s/ Juan Carlos Ramos

Juan Carlos Ramos, President
Chief Executive Officer
(Principal Executive Officer)

By /s/ Francisco Sanchez

Francisco Sanchez, Vice President
Chief Financial Officer, Treasurer
(Principal Financial and Accounting Officer)