Form 10-Q
period 2009-01-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2009-03-23
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer" and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Small reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

1,588,536 shares of Common Stock, $0.01 par value, as of January 31, 2009.

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-Q

QUARTER ENDED JANUARY 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheets (Unaudited)
January 31, 2009 and July 31, 2008 (Dollars in thousands)

	January 31, 2009	July 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$343	$924
Trade accounts receivable, net of deferred revenue of $252, in 2009, and net of allowance for uncollectible accounts of $209 and $93 in 2009 and 2008, respectively	2,564	1,839
Current portion of financed accounts receivable	69	65
Inventories	111	129
Projects in process	251	100
Prepaid expenses	146	85
Total current assets	3,484	3,142
Available for sale securities	19	25
Non-current portion of financed accounts receivable	99	134
Property and equipment, net	67	76
Purchased software	4	8
	$3,673	$3,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,344	$997
Advances under line of credit	250	--
Due to affiliated entities	--	1
Deposits on purchases	128	5
Other accrued liabilities	338	319
Deferred revenue	204	220
Total current liabilities	2,264	1,542
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued	--	--
Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,588,536 outstanding	16	16
Treasury stock, 16,021 shares at cost	(5)	(5)
Capital in excess of par value	7,326	7,326
Accumulated deficit	(5,923)	(5,494)
Accumulated other comprehensive loss	(5)	--
Total stockholders' equity	1,409	1,843
	$3,673	$3,385

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income (Loss) Statements and Comprehensive Income (Loss) (Unaudited)
For the Three Months and Six Months Ended January 31, 2009 and 2008
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Revenues	$2,900	$2,687	$5,036	$5,189
Cost of revenues	2,483	2,078	4,196	3,939
Gross profit	417	609	840	1,250
Operating expenses:
Selling, general, and administrative	702	558	1,289	1,153
Income (loss) from operations	(285)	51	(449)	97
Other income, net, including interest expenses of $2 in the three month period ended January 31, 2009	9	4	20	11
Income (loss) before income taxes	(276)	55	(429)	108
Provision for income taxes	--	--	--	--
Net income (loss)	(276)	55	(429)	108
Other comprehensive income:
Net unrealized loss on available for sales securities	(7)	(79)	(5)	(62)
Comprehensive income (loss)	$(283)	$(24)	$(434)	$46
Basic and diluted net income (loss) per common share	$(0.17)	$0.03	$(0.27)	$0.07

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Six Months Ended January 31, 2009
(Dollars in thousands)

					Accumulated
			Capital in		other
	Common	Treasury	excess of		comprehensive
	stock	Stock	par value	(Deficit)	loss	Total

Balance, July 31, 2008	$16	$(5)	$7,326	$(5,494)	$-	$1,843

Net loss				(429)		(429)

Other comprehensive loss					(5)	(5)

Balance, January 31, 2009	$16	$(5)	$7,326	$(5,923)	$(5)	$1,409

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Six Months ended January 31, 2009 and 2008
(Dollars in thousands)

	Six Months Ended,
	January 31,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(429)	$108
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	46	29
Provision for doubtful accounts	113	--
Stock compensation	--	10
Loss on disposition of assets	2	1
Collection of amount financed on sales	31	--
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(838)	(804)
Inventories	18	(64)
Installation in process	(151)	171
Prepaid expenses	(61)	(22)
Increase (decrease) in:
Trade accounts payable	348	249
Due to affiliated entities	(1)	(1)
Deposits on purchases	123	(62)
Other accrued liabilities	19	33
Deferred revenue	(16)	(26)
Total adjustments	(367)	(486)
Net cash used in operating activities	(796)	(378)
Cash flows from investing activities:
Capital expenditures	(35)	(13)
Net cash used in investing activities	(35)	(13)
Cash flows from financing activities:
Advances under line of credit	250	--
Net cash provided by financing activities	250	--

Net change in cash	(581)	(391)

Cash and cash equivalents, beginning	924	1,011

Cash and cash equivalents, ending	$343	$620

Supplemental Disclosure of Cash Flow Information
Interest paid	$2	$--

See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Six Months Ended January 31, 2009 and 2008

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("Cortelco").  It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of January 31, 2009 and for all periods presented, and the same were of normal recurring nature.

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

Fair value of financial instruments - The carrying amounts of cash is a reasonable estimate of its fair value.  The carrying amounts of accounts receivable, accounts payable trade, accrued expenses, deferred revenues, and deposit liabilities are at their approximate fair value due to their short-term maturities. The stated value of the financed receivable approximates fair value because it bears interest commensurate with the risk involved.  Available for sale securities are stated at quoted market price.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended January 31, 2009:

	October 31, 2008			January 31, 2009
	Liability Balance	Additions	Deductions	Liability Balance
(Dollars in thousands)

Maintenance Contracts	$204	$42	$70	$176

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended January 31, 2009:

	October 31, 2008			January 31, 2009
	Liability Balance	Additions	Deductions	Liability Balance
(Dollars in thousands)

Warranty Reserve	$33	$11	$16	$28

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

The following table summarizes the activity relating to the allowance during the quarter ended January 31, 2009.

	October 31, 2008			January 31, 2009
	Allowance	Recoveries	Additions	Allowance
(Dollars in thousands)	Balance			Balance

Allowance for doubtful accounts	$94	$2	$113	$209

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

Available for sale securities – Securities held in eOn Communications, a related party, are classified as available for sale securities.  They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.  At July 31, 2008, Cortelco determined that the unrealized loss was other than temporary and recognized in operations a loss of $202,000, including a $79,000 comprehensive loss from prior periods.  As of January 31, 2009, the unrecognized holding loss was approximately ($5,000).

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

For the quarter ended January 31, 2009, the resulting deferred tax benefit was fully allowed.  For the quarter ended January 31, 2008, the resulting income tax expense was offset by available carryforward losses.

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

Securities Authorized for Issuance Under Cortelco's Equity Compensation Plan

The following table summarizes the Cortelco equity compensation plan as of January 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	--	--	375,000

Equity compensation plans not approved by security holders	--	--	-

Total	--	--	375,000

Inventories

Inventories consist of the following:

January 31, 2009
(In thousands)
Purchased components, net	$45
Parts and materials for maintenance, net	66
Total inventories	$111

Segments

Cortelco’s reportable segments are the Communications Systems (Products and Services), Telephony Billing Services (Telephony), and Data & Security.  Each segment offers different products and services.  Each segment requires different expertise and marketing strategies, although some overlaps exist.  Also, performance of each segment is assessed independently.  The Communications Systems segment offers mostly sales of PBX customer premise new equipment and additions, including the newer IP based voice and data communication as well as maintenance contracts and services.  The Telephone Billing Services segment resells Puerto Rico Telephone and Sprint’s services in Puerto Rico, while the Data & Security segment addresses data network products and security products.

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Three Months Ended
	January 31,
	(Dollars in thousands)
	2009				2008

		Telephony				Telephony
	Comm.	Billing	Data &		Comm.	Billing	Data &	Total
	Systems	Services	Security	Total	Systems	Services	Security
(In Thousands)
Revenues	$1,630	$400 (1)	$870	$2,900	$1,480	$778	$429	$2,687

Income (loss) from operations	31	(393)	77	(285)	39	(2)	14	51

Other income	9	--	--	9	4	--	--	4
Provision for income Taxes	--	--	--	--	--	--	--	--
Net income (loss)	40	(393)	77	(276)	43	(2)	14	55

	Six Months Ended
	January 31,
	(Dollars in thousands)
	2009				2008

	Systems	Billing	Security		Comm.	Billing	Data &
		Services		Total	Systems	Services	Security	Total
(In Thousands)
Revenues	$2,755	$1,115 (1)	$1,166	$5,036	$3,095	$1,520	$574	$5,189

Income (loss) from operations	(82)	(406)	39	(449)	88	(26)	35	97

Other income	20	--	--	20	11	--	--	11
Provision for income Taxes	--	--	--	--	--	--	--	--
Net income (loss)	(62)	(406)	39	(429)	99	(26)	35	108

Total assets	2,541	267	865	3,673	2,912	531	429	3,872
Capital expenditures	35	--	--	35	13	--	--	13
Depreciation and amortization	46	--	--	46	28	1	--	29

(1)

Revenues for the three and six months ended January 31, 2009, is net of $252 deferred because of certain services provided to a customer did not meet the collectibility assurance requirement.

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

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Basic and diluted income (loss) per share:
Net income (loss)	$(276)	$55	$(429)	$108
Weighted average number of common shares outstanding	1,588,262	1,574,995	1,588,262	1,574,995

Income (loss) from operations per share	$(0.17)	$0.03	$(0.27)	$0.07

Major customers and other significant customer issues

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflects a broad customer base in the local markets.  Cortelco routinely assesses the financial strength of its customers. For the three and six-month period, Cortelco does not have any customer whose sales generate close to or over 10% of the company’s revenues.

During the second quarter of 2009, a significant customer (but not a major customer), unexpectedly discontinued all payments for telephone services. Although, the Company will continue all efforts to collect the outstanding balance of approximately $331,000, the Company established a provision for doubtful accounts of $79,000, to cover the outstanding balance from the first quarter, and in addition, deferred all revenues billed during the second quarter, of $252,000.

Commitments

Cortelco leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expired on November 20, 2008.  At this time, Cortelco is analyzing two offers: (i) an offer from the Municipality to purchase the actual facilities and (ii) an offer from the Puerto Rico Industrial Development Company (PRIDCO) to rent their facilities which are near to Cortelco’s warehouse.  Rent expense related to Cortelco’s principal facilities was approximately $13,000 for the three months ended January 31, 2009 and 2008, and $27,000 for the six months ended January 31, 2009 and 2008.  Cortelco also leases warehouse facilities from PRIDCO under an operating lease agreement that expires on December 30, 2012.  Rent expense related to this agreement was approximately $7,000 and $6,000 for the three months ended January 31, 2009 and 2008, respectively, and $14,000 and $12,000, for the six months ended January 31, 2009 and 2008, respectively.

Contingencies

Cortelco is currently subject to claims regarding an alleged employment issue and property taxes as follows:

In 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business.  After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR.  The plaintiffs seek $5,074,321 for alleged damages and loss of business.  CSPR filed a Motion for Summary Judgment and such motion is under the consideration of the Court.  Cortelco is strongly defending this case because it believes all allegations of conspiracy are false, since plaintiff did not have a profitable competing business and his resignation was voluntary.  Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail.  However, at the present time, an outcome of the case cannot be determined.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2005, in the principal amount of approximately $320,000 (approximately $555,000 as of January 31, 2009, including interest and penalties).  The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns.  During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable.  The parties met several times and an informal administrative hearing was held on September 27, 2006.  Cortelco submitted its position in writing within the time period provided by CRIM.  Cortelco believes it has strong arguments to support the position that the components of inventory qualify as raw material.  However, at this point, Cortelco cannot predict the outcome of this matter.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

Cortelco integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Microsoft, Cortelco, eOn, Nortel, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others.  As part of Cortelco’s business strategy, Cortelco offers telephony billing services provided through the Puerto Rico Telephone (“PRT” the main local telephone company) and Sprint.

Cortelco continues to closely monitor its operating costs and expenses.  Cortelco will also look for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts.  To improve service performance, Cortelco will continue its training program to develop more highly qualified technicians and salespersons. Cortelco is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and has a McAfee Premium Business Partner certification.  These levels of Business Partners entitle Cortelco to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers.  To continue its service performance, Cortelco began working with Cisco, and created a new department specializing in Data and Security with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications.  To develop this new Data and Security Department, CSPR has incorporated other trademarks like McAfee, Juniper, Extreme and Artiris and hired three persons dedicated to support this area, including configuration, sales and technical support.  The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

Despite the recession in the local economic and notwithstanding the loss of a significant customer in the Telephony segment, as discussed elsewhere in this report, Cortelco continues to attain its objectives in sales in the other segments. The management expects to continue the same trend in sales in the near-term even though the margins could be reduced due to the greater competition for business in the actual recessionary market. To maintain current margin levels, Cortelco will emphasize not only the sale of products but also the service portion which we believe is where we will find major opportunities for growth and better margins. The strong regulations imposed by the regulatory agencies in the areas of security, compliance and procedures to the health, banking and insurance markets, open a great  opportunity to offer our expertise and products in  these areas to some of the most important customers and open the door to other customers. In addition, the knowledge acquired in the Telephony business during the past years, will allow Cortelco to improve the revenues in this area with the actual customer base by attaining better margins.

Cortelco, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation (“eOn”) through July 30, 2002.  Effective July 31, 2002, Cortelco was spun-off from eOn.  After such spin-off, Cortelco became an independent entity headquartered in San Juan, Puerto Rico.   David Lee is a controlling stockholder of both eOn and Cortelco, as well as Cortelco, Inc. (“Cortelco USA”), a company headquartered in Corinth, Mississippi.  From time to time, Cortelco purchases goods and services from eOn and Cortelco USA, but the dollar amount of these transactions is not material to Cortelco.  One of the executive officers of Cortelco USA is a member of the Cortelco Board of Directors.  Any transactions between Cortelco and eOn or Cortelco USA are conducted on market terms and conditions, with any interested parties abstaining from voting or otherwise approving the transactions.  eOn and Cortelco USA have been suppliers of telephone systems and related spare parts to Cortelco for many years. At present, Cortelco still buys some spare parts from eOn and Cortelco USA to service its customers in Puerto Rico, but these transactions are now totally immaterial.  Neither of these two companies compete with Cortelco in its market which is primarily in Puerto Rico.

Cortelco conducts most of its business in Puerto Rico, and also sells telephone equipment in the Caribbean and Latin America, although sales outside Puerto Rico are not of a recurring nature.

While the Company believes that there are a number of positive trends in its business, no assurance can be given that CSPR will be successful in achieving its near-term goals.  Factors that are beyond our control, such as economic events, technological changes, and business trends may influence our financial performance and goals.

Liquidity and Capital resources

Cortelco’s cash position decreased for the six months ended January 31, 2009 compared to the July 31, 2008 balance by $581,000 because Phoneworks, a significant customer for the last two years, unexpectedly discontinued all payments for the telephone services at the beginning of the second quarter.  In addition a deteriorated local economy and the significant budget deficit announced by the Puerto Rico Government at the beginning of 2009, has resulted in delayed payments by other customers, including some significant government customers. Although the delayed payments are not expected to result in a significant amount of bad debts, in excess to the amount for which allowance has been provided, these delays, however, have affected cash flows.

As a conservative measure related to the Phoneworks account, the Company increased the provision for doubtful account by $79,000, representing the amount due by them for the first quarter, and also deferred second quarter revenues of $252,000. In addition, Cortelco proceeded according to the contractual agreement disconnecting the phone line services after all efforts to collect the balances due were exhausted. The case was brought to the Puerto Rico Telecommunications Regulatory Board that issued an order to Phoneworks to pay balances due and to Cortelco to reconnect the phone lines.  However, Phoneworks did not comply with the order and all services were discontinued. The case is still open in the Regulatory Board and several motions were presented by Cortelco to require Phoneworks to meet its obligations.

Cortelco will continue all efforts currently attempt to collect the total amount due by Phoneworks by all legal means. If the telecommunications Regulatory Board decision is not favorable to Cortelco, the case will be referred to the Court of Appeals of Puerto Rico or to the court of First Instance, depending of the result from the Board.

During this quarter ended January 31, 2009, Cortelco cash portion was also affected by the delay, beyond the control of Cortelco, in the installation of some of the major projects being installed during the current quarter.  This has caused a decrease in cash flows from customers while payments to suppliers were kept current to avoid any delay in the shipments for new projects in process. Accordingly, Cortelco also had to draw $250,000 from the $400,000 line of credit.

Currently, with the recent expansion into the service segment, management foresees that even in a recessionary economy, in the near-term, sales will continue to meet objectives.  However, because most sales involve a new project to be negotiated, sale predictions involve significant uncertainties.

Cortelco believes that during the near-term cash flows from operations at times could be tight.  Also, Cortelco’s management does not foresee good opportunities to increase the bank line of credit due to the current losses incurred and the general condition of credit markets. Accordingly, the credit to be granted to customers, cash collection efforts, expenses and cost controls, and disbursements will required management’s close attention to be able to finance operations during this period of continuing economic slow-down and local recession.  Assuming that Cortelco is able to collect the Phoneworks balance, near-term cash flow concerns will be mitigated.

Changes in financial position

Cash and cash equivalents were approximately $343,000 as of January 31, 2009 and approximately $924,000 as of July 31, 2008, for reasons explained above under Liquidity and Capital resources.  Working capital decreased to approximately $1,220,000 as of January 31, 2009 from approximately $1,600,000 as of July 31, 2008, due to the losses incurred during the six-months period ended January 31, 2009.

For the six months ended January 31, 2009, the accounts receivable were approximately $2,564,000 and approximately $1,839,000, for the year ended July 31, 2008.  The net increase was approximately $725,000 due to a significant amount of the quarter’s revenue being earned and billed during the last month of the quarter, that was still outstanding at the end of the quarter, and the government deficit and local economic issues more fully explained under Liquidity and Capital resources.

Cortelco’s inventory decreased approximately $18,000 from approximately $129,000 in the fiscal year ended July 31, 2008 to approximately $111,000 in the six months ended January 31, 2009.  Cortelco’s ongoing inventory management and obsolescence analysis were key factors in maintaining low warehouse inventories.

Projects in process represent the cost of products or equipment still undelivered or for which the installation has not been completed nor the revenue earned.  Cortelco’s projects in process increased approximately $151,000 from approximately $100,000 in the fiscal year ended July 31, 2008 to approximately $251,000 in the six months ended January 31, 2009, principally as a result of an installation in process of a major project and various other lesser projects to be completed principally during the third quarter.

Accounts payable increased to approximately $1,344,000 from approximately $997,000 as of July 31, 2008.  This increase is principally related to the acquisitions of products and equipment for the projects in process as of January 31, 2009.

Other accrued liabilities have not changed significantly compared to July 31, 2008, because these are principally related to fixed administrative expenses.  Neither has a deferred revenues changed significantly compared to July 31, 2008, because this is related to the maintenances business that is more stable.

Results of Operations for the three months ended January 31, 2009 and 2008

The following discussion provides information about Cortelco's operations, for the three months ended January 31, 2009 and 2008.

Net Revenues

Net revenues consist of sales and services of telephone systems, data and security products, and revenues from the resale of telephony billing services.  Net revenues increased approximately 8% in the three months ended January 31, 2009 compared to the same quarter last fiscal year.  The results primarily reflect increased revenues of approximately $150,000 in Communication systems.  This amount includes an increase of approximately $106,000 in new projects completed during this quarter, and an increased of approximately $44,000 in services due to a normal business trends. Also, the revenues from data and security products increased approximately $441,000 in the three months ended January 31, 2009 compared to the same quarter last fiscal year due to a major security project completed during the quarter to a large local bank customer.  This increase in revenues was partially offset by a decrease of approximately $378,000 in Telephony segment principally due to the deferral of all related revenues from Phoneworks, Inc., of $252,000, for which collectibility is not reasonably assured, and a decrease in the number of public phone lines contracted due to a weak economy.

Cost of Revenues and Gross Profit

The cost of revenues for Communication systems consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations, costs to replace or repair equipment and labor related to the services.  The cost of revenues for Data & Security consists primarily of purchases from equipment manufacturers and other suppliers, software and licenses and costs incurred for installation and quality assurance. The cost of revenues for the Telephony segment consists primarily of expenses related to the reselling business. The gross margin decreased approximately to 14% in the three months ended January 31, 2009, from approximately 23% in the same period last year.  The gross margin from Communication systems was stable at 34% and 33% in the three months ended January 31, 2009, and 2008 respectively.  The gross margin from Data & Security segment was 16% during the quarter ended January 31, 2009, compared to a gross margin of 13% in the same period last year.  Operation of this segment began during the first quarter of last year, and accordingly, the gross profit during that quarter may have not been representative of a normal quarter.  However, due to the variety of products sold under Data & Security, gross profit in the segment is subject to normal fluctuations.  The gross margin from Telephony was approximately (70%) and 8% in the three months ended January 31, 2009 and 2008, respectively.  The Telephony gross margin decreased principally because of the deferred revenue of $252,000 relating to Phoneworks as discussed under Liquidity and Capital resources, and a certain non-recurring credit granted during the current quarter to a customer.

Cortelco continues with its strategies of increased markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business activities.  This expense increased approximately 26% to approximately $702,000 in the three months ended January 31, 2009 from approximately $558,000 in the same period last fiscal year.  The increase was due principally to the establishment of an allowance for doubtful account of $113,000 during the quarter, including $79,000 for the Phoneworks balance from the first quarter, as previously disclosed.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

Cortelco had no significant other income or interest expense in the three months ended January 31, 2009 or 2008.

For the three months ended January 31, 2009, the resulting income tax benefit was fully allowed.  For the three months ended January 31, 2008, the resulting income tax expense was fully absorbed by available carryforward losses.  For the quarters ended January 31, 2009 and 2008, other comprehensive income (loss) consists of unrealized potential loss, of securities owned by Cortelco.

Results of Operations and Cash Flows for the Six months ended January 31, 2009 and 2008

The following discussion provides information about Cortelco's operations, for the six months ended January 31, 2009 and 2008.

Net Revenues

Net revenues consist of sales and services of telephone systems, data and security products, and revenues from the resale of telephony billing services.  Net revenues decreased approximately 3% in the six months ended January 31, 2009 compared to the same period last fiscal year.  The results primarily reflect decreased revenue of approximately $340,000 in Communication systems due to a significant amount of projects in process that were not completed in the second quarter, the diversity of new products offered by Cortelco and decline in the overall economy.  This decrease in revenues reflects a decrease of approximately $341,000 in new projects during this quarter, and an increase of approximately $1,000 in services due to a normal business trends. Also, the revenues from data and security products increased approximately $592,000 in the six months ended January 31, 2009 compare to the same quarter last fiscal year due to a major security project completed during the quarter to a large local bank customer.  This increase in revenues was partially offset by a decrease of approximately $405,000 in the Telephony segment principally due to a deferral of revenues from Phoneworks, Inc., of $252,000, for which collectibility is not reasonably assured, and a decrease in the number of public phone lines contracted due to a weak economy.

Cost of Revenues and Gross Profit

The cost of revenues for Communication systems consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations, costs to replace or repair equipment and labor related to the services.  The cost of revenues for Data & Security consists primarily of purchases from equipment manufacturers and other suppliers, software and licenses and costs incurred for installation and quality assurance. The cost of revenues for the Telephony segment consists primarily of expenses related to the reselling business. The gross margin decreased approximately to 17% in the six months ended January 31, 2009, from approximately 24% in the same period last year.  The gross margin from Communication systems was approximately 34% in the six months ended January 31, 2009, and 2008.  The gross margin from Data & Security segment was 14% during the quarter ended January 31, 2009, compared to a gross margin of 17% in the same period last year, due mostly to the variety of products this segment sells.  The gross margin from Telephony was approximately (23%) and 7% in the six months ended January 31, 2009 and 2008, respectively.  The gross margin decreased principally because of the deferred revenue of $252,000 from Phoneworks’ issues, and certain non-recurring credits granted during the current quarter.

Cortelco continues with its strategies of increased markups in the price of products, maximizing productivity, a decrease in some subcontracting services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business activities.  This expense increased approximately 12% to approximately $1,289,000 in the six months ended January 31, 2009 from approximately $1,153,000 in the same period last fiscal year.  The increase was due primarily to the establishment of an allowance for doubtful accounts of $113,000 during the quarter. This increase is related mainly to Phoneworks to cover the balance still outstanding from the first quarter ended October 31, 2008.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

Cortelco had no significant other income or interest expense in the six months ended January 31, 2009 or 2008.

For the six months ended January 31, 2009, the resulting income tax benefit was fully allowed.  For the six months ended January 31, 2008, the resulting income tax expense was fully absorbed by available carryforward losses.  For the quarters ended January 31, 2009 and 2008, other comprehensive income consists of unrealized potential loss, of securities owned by Cortelco.

Cash Flows

Cash flows used in operating activities were approximately ($796,000) and ($378,000) in the six months ended January 31, 2009 and 2008 respectively.  Cash used in operating activities in the six months ended January 31, 2009 resulted primarily from net loss adjusted by an increase in trade accounts receivable, partially offset by an increase in trade accounts payable.  Cash used in operating activities in the six months ended January 31, 2008 resulted primarily from an increase in trade accounts receivable, partially offset by an increase in trade accounts payable. Cash flows used in investing activities for the six months ended January 31, 2009 and 2008 were approximately ($35,000) and ($13,000) respectively.  Cash used for investing activities in the six months ended January 31, 2009 was related mainly to the acquisition of a company car. Cash used for investing activities in the six months ended January 31, 2008 was related mainly to the acquisition of new computer hardware, to improve employee performance.  Cash provided by financing activities in the six months ended January 31, 2009 was the advances of $250,000 from the credit line due to a reduction in the available cash.

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

Off-Balance Sheet Arrangements

Cortelco was not involved in any significant off-balance sheet arrangements during the six months ended January 31, 2009 and 2008, other than the lease commitments more fully disclosed in our 10-KSB filed for the period ended July 31, 2008.  Also, purchase commitments are principally related to projects and products’ sales for which Cortelco has obtained a firm contract or purchase order from a customer.  At present, Cortelco lease of the main facilities has expired and the management is looking for leasing alternatives, including that of the current property, under terms not significantly different from the recently expired agreement.  Previously disclosed plans to purchase its main facilities have been mostly set aside.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d)) that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

There was no new litigation or material changes in existing litigation during the quarter ended January 31, 2009.

ITEM 1A.  RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 9, 2009, the annual meeting was held to elect one Class 1 director and ratify the appointment of Horwath Velez & Co. as the Company independent accountants for the fiscal year ending July 31, 2009.  At the annual meeting, 1,314,410 shares were represented by proxy or in person, constituting a quorum for purposes of the meeting. 1,089,996 shares were voted in favor of the election of the Class 1 director, and 224,414 withheld authority to vote, thus the Class I director was duly elected by a plurality of the shares represented at the meeting.  1,313,573 shares were voted in favor of the ratification of the accountants, 818 shares voted against, and 19 shares abstained from voting, thus the selection of the accountants was ratified by a majority of the shares present at the meeting.

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

Exhibit
Number	Description of Document
3.1*	Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. ("Cortelco").
3.2*	Amended and Restated Bylaws of Cortelco.
4.1*	Amended and Restated Certificate of Incorporation of Cortelco (filed as Exhibit 3.1).
4.2*	Amended and Restated Bylaws of Cortelco (filed as Exhibit 3.2).
4.3*	Form of certificate representing common stock, par value $.01 per share, of Cortelco.
10.1*	Distribution Agreement dated as of January 30, 2002, between eOn and Cortelco (filed as Exhibit 2.1).
10.2*	Employee Matters Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.2).
10.3*	Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.3).
10.4*	Cortelco 2002 Equity Incentive Plan.
10.7*	Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and Cortelco.
10.9*	Form of Dealer Agreement between eOn and Cortelco.
10.10	Landline Operations Interconnection, Unbundling, and Resale Agreement by and between Puerto Rico Telephone Company, Inc. and Cortelco Systems Puerto Rico, Inc. (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/08).
10.11	Credit Line Agreement between Oriental Bank and Trust and Cortelco (Spanish). (filed as an exhibit to the Registrant’s 10-Q for the period ended 10/31/08).
14.1	Code of Ethics (filed as an exhibit to the Registrant’s 10-KSB for the period ended 07/31/05).
31.1	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Officers’ Certification pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

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

 Date:   March 23, 2009

By /s/ Juan Carlos Ramos

Juan Carlos Ramos, President

Chief Executive Officer

(Principal Executive Officer)

By /s/ Francisco Sanchez

Francisco Sanchez, Vice President

Chief Financial Officer, Treasurer

(Principal Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Juan Carlos Ramos, certify that:

1.

I have reviewed this report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 23, 2009

/s/   Juan Carlos Ramos
Juan Carlos Ramos
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934

I, Francisco Sanchez, certify that:

1.

I have reviewed this report on Form 10-Q of Cortelco Systems Puerto Rico, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(e)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(f)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 23, 2009

/s/   Francisco Sanchez
Francisco Sanchez
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc. ("Small business issuer") for the Six Months ended January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Juan Carlos Ramos, Chief Executive Officer, and Francisco Sanchez, Chief Financial Officer of small business issuer, hereby certify, that:

1.

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of small business issuer.

Date: March 23, 2009

/s/   Juan Carlos Ramos
Juan Carlos Ramos
Chief Executive Officer

/s/   Francisco Sanchez
Francisco Sanchez
Chief Financial Officer