Form 10-K/A
period 2008-07-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2009-04-09
CIK 1167140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Common Stock, $0.01 par value per share
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [x] NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) YES ☐ NO [x]

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

Transitional Small Business Disclosure Format (Check one): YES ☐ NO [x]

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

~~Cortelco was incorporated in July 1998 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, Cortelco's sole stockholder was Cortelco Puerto Rico, Inc. ("CPR"). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations ("eOn") in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to Cortelco. On July 31, 2002, Cortelco was spun-off from eOn as a separate entity to the stockholders of eOn.~~

Cortelco was incorporated in July 1998 under the laws of the Commonwealth of Puerto Rico. At the time of incorporation, Cortelco’s sole stockholder was Cortelco Puerto Rico, Inc. (“CPR”). Prior to becoming a wholly-owned subsidiary of eOn Communications Corporations (“eOn”) in April 1999, CPR contributed substantially all of its operations and certain assets and liabilities to Cortelco. On July 31, 2002, Cortelco was spun-off from eOn as a separate entity to the stockholders of eOn. After such spin-off, Cortelco became an independent entity headquartered in San Juan, Puerto Rico.   David Lee is a controlling stockholder of both eOn and Cortelco, as well as Cortelco, Inc. (“Cortelco USA”), a company headquartered in Corinth, Mississippi. From time to time, Cortelco purchases goods and services from eOn and Cortelco USA, but the dollar amount of these transactions is not material to Cortelco. One of the executive officers of Cortelco USA is a member of the Cortelco Board of Directors. Any transactions between Cortelco and eOn or Cortelco USA are conducted on market terms and conditions, with any interested parties abstaining from voting or otherwise approving the transactions. eOn and Cortelco USA have been suppliers of telephone systems and related spare parts to Cortelco for many years. At present, Cortelco still buys some spare parts from eOn and Cortelco USA to service its customers in Puerto Rico, but these transactions are not material.  Neither eOn nor Cortelco USA compete with Cortelco in its market which is primarily in Puerto Rico.

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

Customers

~~Cortelco’s customers include large and medium sized businesses as well as a number of small customers.   In the past, Cortelco has not derived a significant portion of any of its revenues from any single customer.  However, for the Telephony segment, Cortelco sells services from one major carrier, and one major customer represents approximately 42%, and 40% of the segment’s total revenues for years ended July 31, 2008 and 2007, respectively.  Also, this major customer represents approximately 40% and 47% of the segment’s accounts receivable for the years ended July 31, 2008 and 2007, respectively.~~

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflect a broad customer base in the local markets. Cortelco routinely assesses the financial strength of its customers. Phoneworks, a telephone billing customer, generated revenues approximately 13% and 8%, of Cortelco’s total revenues for the year ended July 31, 2008 and 2007, respectively.

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

~~Cortelco is defendant in one claim by a former employee, with alleged damages totaling approximately $5 million.  Cortelco has filed motion for summary judgment and such motion is under the consideration of the Court.  Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail.  However, currently, an outcome of the case cannot be determined.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.~~

On November 16, 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. Mr. Gonzalez-Nogueras seeks $5,074,321 for alleged damages and loss of business. CSPR filed a Motion for Summary Judgment and such motion is under the consideration of the Court. Cortelco is strongly defending this case because it believes all allegations of conspiracy are false, because Mr. Gonzalez-Nogueras did not have a profitable competing business and his resignation was voluntary. Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

ITEM 6

MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Cortelco’s revenues are primarily generated by sales and services to its customer base of communications products which include voice, data, and security products, maintenance service contracts and telephone line services. On a non-exclusive basis, Cortelco sells products made by leaders in the fields of communications, networking and security. Cortelco also offers services provided through the major local telephone carrier in Puerto Rico. Therefore, Cortelco is able to provide integrated solutions to its customers.  Consistent with Cortelco’s strategic objectives for fiscal year 2008, the areas of major growth during the year ended July 31, 2008 were sales of telephone line services, data, and security products. Management’s objective is to develop diversified business areas, to maintain total revenues even if there is one segment that does not reach the expected revenue results.

Management anticipates that Cortelco will be able to attain its sales objectives, despite the economic downturn in the local economy. Management expects the current trends in sales to continue in the near-term, but margins could be reduced due to the greater competition for business in the local market due to the recession. To maintain current margin levels, Cortelco will emphasize not only in the sale of products but also sales of services. Cortelco believes the services business will provide opportunities for growth and better margins. The strong regulations imposed by the regulatory agencies in the areas of security, compliance and procedures to the health, banking and insurance markets, provide an opportunity to offer our expertise and products in those fields to some of Cortelco’s most important customers and also opens the door to other potential customers in Puerto Rico. In addition, the knowledge acquired in the communication business during the past years, will allow Cortelco to improve the revenues in this area with its customer base by attaining better margins. However, because most sales, other than the sale of telephone services, involve new project negotiations, sales predictions involve significant uncertainties.

Liquidity and Capital Resources

~~Cortelco’s cash position has been stable for the fiscal years 2008 and 2007.  Cortelco is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs.  If such resources are not sufficient, Cortelco has available a $400,000 credit line from a Puerto Rican financial institution.  Cortelco’s funding status is dependent on a number of factors in the cash flow, including those related to profit margins, inventories, and the control of selling, general and administrative expenses.  Cortelco believes that, if its financial condition continues to remain stable, it will continue to obtain beneficial credit terms from its primary suppliers.~~

Cortelco’s cash position was stable for the fiscal years 2008 and 2007. As of July 31, 2008 the Company had approximately $924,000 in cash and cash equivalents compared to approximately $1,011,000 as of the end of previous fiscal year 2007, or a reduction of approximately $87,000. The working capital as of July 31, 2008 was approximately $1,600,000 compared to approximately $1,577,000 as of the end of previous fiscal year 2007, or an improvement of approximately $23,000.

Cortelco’s funding status is dependent primarily on its cash flow, which fluctuates based on a number of factors, including those related to sales, profit margins, inventories, collections and the control of selling, general and administrative expenses. Cortelco has principally relied on existing cash and cash equivalents, operating cash flows and its existing bank line of credit of $400,000 to finance operations

If the local economy continues its current contraction trend, the Company plans to take the necessary actions to reduce operating expenses without adversely impacting operations, or the quality of our services to try to maintain a stable operating cash flow during the recessionary period. Also, the Company is placing additional resources in the area of collections to reduce the outstanding days in accounts receivable. Cortelco also requested an increase in the line of credit but due to the current state of the credit market, the management doubts that the increase will be granted.

Previously Cortelco had planned to purchase the Company’s main facilities and had obtained a preliminary commitment from the local bank to finance the purchase.  However, there is now an opportunity to obtain new facilities under a lease contract, with beneficial lease terms, from the Puerto Rico Development Company (PRIDCO), a government development program. Management believes the opportunity to lease is considered a better option from a cash flow perspective than purchasing facilities, if the Company can successfully negotiate a lease for the new facilities in a short period of time. To purchase the present facilities for the appraised value of approximately $844,000, will require a down payment of 20% of its value, or approximately $168,000, while moving to the new facilities that may be leased will only require about $10,000 for minor improvements. Those proposed facilities are actually under lease but the lessee has already vacated them and is negotiating the cancellations of the existing agreement with PRIDCO. Based on current discussions with PRIDCO, Cortelco believes that there is a good opportunity to reach an agreement with them. Cortelco does not have an opportunity to negotiate a new lease with the existing landlord because they want to sell the building.

Cortelco’s management believes that our available funds and the cash flow from operations will be sufficient to satisfy our projected working capital requirements and proposed capital expenditure for at least the next twelve months. The credit to be granted to customers, cash collections efforts, expenses and cost control and disbursements will require the major attention of the Company during this recessionary period. Management believes that, if financial conditions remain stable, Cortelco will continue to obtain beneficial credit terms from its primary suppliers.

Should actual results differ significantly from management’s current assumptions, the liquidity position could be adversely affected and the Company could be in a position that would require to raise additional capital, which may not be available or may not be available on acceptable terms.

Financial Condition

Cash and cash equivalents at the end of the fiscal year 2008 and 2007 were approximately $924,000 and approximately $1,011,000, respectively.  Working capital increased to approximately ~~$1,621,000~~ $1,600,000 in fiscal year 2008 from approximately $1,577,000 in fiscal year 2007, mainly because Cortelco had no significant investing or financing outlays.

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

For the fiscal year 2008, cash flow used in operating activities was approximately ($12,000) compared to cash provided from operating activities of $172,000 in fiscal year 2007.  Cash used in operating activities in fiscal year 2008 resulted primarily from net loss positively offset by the realization of projects in process during the prior year and a non-cash impairment adjustment, and negatively offset by a decrease in deposits on purchases and an increase in trade accounts receivable.  Also, during the fiscal year 2008, Cortelco financed a sale for 36 months, resulting in a financed receivable of approximately $199,000, net of $16,000 in collections.  Cash provided by operating activities in fiscal year 2007 resulted primarily from net income and increases in trade accounts payable and customer deposits, partially offset by increases in projects in process, and trade accounts receivable.  The increases in accounts receivable are principally related to the new Telephony services partially offset by lower receivables in the traditional segment.  The increases in accounts payable levels compared to 2007 are also related to the new segment.  The changes in deposits on purchases and installations in process are principally related to a major project in process in fiscal year 2007, which was completed during fiscal year 2008.

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

Off-Balance Sheet Arrangements

Cortelco was not involved in any significant off-balance sheet arrangements during the fiscal years ended July 31, 2008 and 2007, other that the lease commitments more fully disclosed in the financial statements.  Also, purchase commitments are principally related to projects and products’ sales for which Cortelco has obtained a firm contract or purchase order from a customer.  In addition, Cortelco is negotiating the purchase of the Company main facilities.  This will require the obtaining of a long-term loan from a bank, which management estimates at the present time that should be settled in monthly installments not much different from the actual rent payments.

ITEM 7

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE
Financial Statements of Cortelco Systems Puerto Rico, Inc.:
Report of independent registered public accounting firm – Horwath Velez & Co. PSC	~~11~~12
Balance Sheets for July 31, 2008 and 2007	~~12~~13
Statements of Operation and Comprehensive Income for the Years Ended July 31, 2008 and 2007	~~13~~14
Statements of Changes in Stockholders’ Equity for the Years Ended July 31, 2008 and 2007	~~14~~15
Statements of Cash Flows for the Years Ended July 31, 2008 and 2007	~~15~~16
Notes to the Financial Statements	~~16~~17

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

The financial statements as of July 31, 2008, and for the year then ended has been reissued to correct the classification of a certain asset and to correct various miscellaneous disclosures, as more fully disclosed in Note 2, We concur with those changes, however, we have not perform any additional audit procedures since the original release date of the financial statements.

/S/  HORWATH VÉLEZ & CO, PSC

Puerto Rico

October 29, 2008, except for Note 2
 to which date is April 8, 2009

Puerto Rico Society of Certified Public Accountants
Stamp number ~~2370137~~ 2411825 was
affixed to the original of this report.

CORTELCO SYSTEMS PUERTO RICO, INC
BALANCE SHEETS
JULY 31, 2008 AND 2007
(Dollars in Thousands)

ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$924	$1,011
Trade accounts receivable, net of allowance of uncollectible
accounts of $93 and $61 respectively	1,839	1,742
Current portion of financed accounts receivable	~~86~~65	--
Inventories	129	134
Installations in process	100	402
Prepaid expenses	85	116
Total current assets	~~3,163~~3,142	3,405
Available for sale securities	25	148
Non current portion of financed accounts receivable	~~113~~134	--
Property and equipment, net	76	58
Purchased software, net of accumulated amortization	8	12
of $12 and $15, respectively
	$3,385	$3,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$997	$1,036
Due to affiliated entities	1	12
Deposits on purchases	5	233
Other accrued liabilities	319	279
Deferred revenues	220	268
Total current liabilities	1,542	1,828

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized	--	--
10,000,000 shares, no shares issued
Common stock, par value $.01 per share; 5,000,000 shares
authorized, 1,604,557 shares issued and 1,588,536 and 1,571,453	16	16
outstanding, 2008 and 2007, respectively
Treasury stock, 16,021 and 33,104, shares in 2008 and 2007,
respectively, at cost	(5)	(11)
Capital in excess of par value	7,326	7,316
Accumulated deficit	(5,494)	(5,447)
Accumulated other comprehensive loss	--	(79)
Total stockholders' equity	1,843	1,795
	$3,385	$3,623

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED JULY 31, 2008 AND 2007
(Dollars and Share Data in Thousands Except Per Share Data)

	2008	2007
Net revenues:
Product	$4,090	$2,906
Services	3,041	3,249
Telephony	3,088	1,624
Total net revenues	10,219	7,779
Cost of revenues:
Product	3,083	2,129
Services	1,934	2,041
Telephony	2,879	1,497
Total cost of revenues	7,896	5,667
Gross profit	2,323	2,112
Operating expenses:
Selling, general and administrative	2,200	2,050
Income from operations	123	62
Other income (expenses):
Realized loss on impaired investment	(202)	--
Other income, mostly interest, net	32	23
	(170)	23

Income (loss) before provision for income taxes	(47)	85

Provision for income taxes	--	--

Net income (loss)	(47)	85

Other comprehensive income (loss):
Net unrealized loss on available for sales securities	--	(67)
Transfer to realized loss on impaired investment	79	--
	79	(67)

Comprehensive income	$32	$18

Basic and diluted net income (loss) per share	$(0.03)	$0.05

Weighted-average number of shares outstanding	1,583	1,571

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JULY 31, 2008 AND 2007
(Dollars in Thousands)

					Accumulated
			Capital in		other
	Common	Treasury	excess of		comprehensive
	stock	Stock	par value	(Deficit)	loss	Total

Balance, August 1, 2006	$16	$(11)	$7,316	$(5,532)	$(12)	$1,777
Net income	--	--	--	85	--	85
Other comprehensive loss	--	--	--	--	(67)	(67)
Balance, July 31, 2007	16	(11)	7,316	(5,447)	(79)	1,795
Treasury stock disposed, 17,083 shares		6	10			16
Net loss				(47)		(47)
Transfer to realized loss in impaired investment	--	--	--	--	79	79
Balance, July 31, 2008	$16	$(5)	$7,326	$(5,494)	$--	$1,843

See notes to financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2008 AND 2007
(Dollars in Thousands)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(47)	$85
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Provision for doubtful accounts	50	--
Provision for obsolesce Inventory	13	--
Depreciation and amortization	60	114
Realized loss on impaired investment	202	--
Stock compensation	16	--
Amount financed on sales, net of collections	(199)	--
Loss on disposition of equipment	1	2
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(147)	(183)
Inventories	(8)	2
Installation in process	302	(287)
Prepaid expenses	31	(25)
Increase (decrease) in:
Trade accounts payable	(39)	537
Due to affiliated entities	(11)	(2)
Deposits on purchases	(228)	127
Other accrued liabilities	40	(100)
Deferred revenues	(48)	(98)
Total adjustments	35	87

Net cash (used in) provided by operating activities	(12)	172

Cash flows from investing activities:
Capital expenditures	(75)	(34)

Net cash used in investing activities	(75)	(34)

Net change in cash and cash equivalents	(87)	138

Cash and cash equivalents, beginning of year	1,011	873

Cash and cash equivalents, end of year	$924	$1,011

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

Accounting for income taxes - Deferred income taxes are accounted for using the asset and liability method of accounting.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN48”).  Based on management’s evaluation, the Company did not have any unrecognized tax benefits, and there was no effect on the Company’s opening equity, current operations or cash flows, or its net operating loss carryforwards and related deferred tax valuation allowance as a result of implementing FIN 48.  The Company will recognize any tax-related interest and penalties as a component of income tax expense.

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

2.

REISSURANCE OF REPORT:

Management of Cortelco, with the concurrence of the Audit Committee of the Company’s Board of Directors, concluded that the financial statements for the year ended July 31, 2008, needed to be corrected for the following minor matters:

Balance sheet - the amount of the current portion of the financed receivable was reduced by $21,000 and the long-term portion increased by the same amount.

Note 10 – Certain amount within the 2008 income tax expense were corrected. These correction had no effect in the income tax expense for the year.

Note 11 – To add more detail to the claim from a former employee.

Note 14 – The volume of business of the only major customer is now disclosed as a percentage of the total revenues and not as a percentage of segment revenues.

The matters discussed above had no effect on results of operations and cash flows, or earning per share.

3.

INVENTORIES:

	2008	2007
Purchased components, net	$60	$69
Parts and materials for maintenance, net	69	65
Total inventories	$129	$134

4. ~~3.~~ PROPERTY AND EQUIPMENT:

	2008	2007
Furniture and equipment	$46	$59
Leasehold improvements	32	94
Computer equipment	53	49
	131	202
Less accumulated depreciation and amortization	(55)	(144)

	$76	$58

The accumulated amortization of leasehold improvements were approximately $6,000 and approximately $72,000, as of July 31, 2008 and 2007, respectively.

~~4~~ 5 ..

OTHER ACCRUED LIABILITIES:

	2008	2007
Payroll and payroll taxes	$145	$131
Commissions	34	14
Other	140	134
	$319	$279

~~5~~ 6 ..

MAINTENANCE CONTRACTS:

The following table summarizes the activity relating to the unexpired maintenance contracts (which balance is included within deferred revenues) during the fiscal years 2008 and 2007.

	2008	2007
Liability Balance, beginning	$209	$288
Additions	354	369
Deductions	(382)	(448)
Liability Balance, ending	$181	$209

~~6~~ 7 ..

PRODUCT WARRANTY:

The following table summarizes the activity relating to the warranty reserve (which balance is included within deferred revenues) during the fiscal years 2008 and 2007.

	2008	2007
Liability balance, beginning	$59	$78
Additions	56	59
Deductions	(76)	(78)

Liability balance, ending	$39	$59

~~7~~ 8 ..

LINE-OF-CREDIT:

Cortelco has available a $400,000 revolving line of credit by a bank.  The advances are secured by trade accounts receivable and bear interest at 1% over the Citibank’s base rate.  The agreement, which is renewable annually at the bank’s sole discretion, establishes certain negative covenants that Cortelco has to comply with.

~~8~~ 9.

RELATED PARTY TRANSACTIONS:

During the years ended July 31, 2008 and 2007, Cortelco purchased approximately $43,000 and $51,000, respectively, in merchandise from a related party.

The balances due to related parties are non-interest bearing, unsecured, and are due in the normal course of business.

~~9~~ 10.

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

Cortelco has available income tax carryforward losses to offset future taxable income that expire as follows:

		Income	Fully
		covered by	taxable
Year		the decree	income
2009		$--	$2,050
2010		1,341	302
2011		1,453	829
2012		856	--
2013		245	--
2014	-	-	90
		$3,895	$3,271

Reconciliation between the income tax expense recognized in Cortelco's statement of operations and the income tax expense (benefit) computed by applying the Puerto Rico statutory income tax rate to income before income taxes for taxable income is as follows:

		2008	2007
Expected income tax expense at Puerto Rico tax rate (39%)	$	~~18~~(18)	$33
Effect of decree on tax determination		(53)	(24)
Utilization of carryforward benefit		~~(12)~~(21)	(23)
Effects from timing differences, and other		 ~~47~~92	14
Total income tax expense		$--	$--

As a result of the utilization of the carryforward losses, the Company had no current tax liability in 2008 or 2007.

The components of the net deferred tax asset for taxable income at July 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets resulting from:
Net operating loss carryforwards	$1,547	$1,602
Various timing differences	219	209
	1,766	1,811
Less valuation allowance	(1,766)	(1,811)
	$--	$--

Cortelco cannot conclude that it is more likely than not that deferred tax assets will be realized in the future.  Accordingly, a valuation allowance has been recorded for the total amount of the deferred tax asset.

~~10~~ 11 .

COMMITMENTS AND CONTINGENCIES:

Claims:

Cortelco is currently subject to claims regarding an alleged employment issue and property taxes as follows:

~~Cortelco is a defendant in one claim by a former employee, with alleged damages totaling approximately $5 million.  Cortelco has filed motion for summary judgment and such motion is under the consideration of the Court.  Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail.  However, at the present time, an outcome of the case cannot be determined.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.~~

On November 16, 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. Mr. Gonzalez-Nogueras seeks $5,074,321 for alleged damages and loss of business. CSPR filed a Motion for Summary Judgment and such motion is under the consideration of the Court. Cortelco is strongly defending this case because it believes all allegations of conspiracy are false, because Mr. Gonzalez-Nogueras did not have a profitable competing business and his resignation was voluntary. Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

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

Future minimum lease payments under these agreements are as follows:

Year ending
July 31,	Amount
2009	$44
2010	27
2011	27
2012	27
2013	11
$136

During the years ended July 31, 2008 and 2007, rent expense related to other operating leases amounted to approximately $15,000 and $19,000, respectively.

~~11~~ 12.

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

12. 13

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

~~13~~ 14 ..

MAJOR CUSTOMER:

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflects a broad customer base in the local markets.  Cortelco routinely assesses the financial strength of its customers.  Therefore, concentration of credit risk on an individual customer basis is limited for the Products and Services segments.  For the Telephony segment, Cortelco sells services from one major carrier, and one major customer represents approximately ~~42~~ 13%, and ~~40~~ 8% of the total revenues for years ended July 31, 2008 and 2007, respectively.  Also, this major customer represents approximately ~~40~~12% and ~~47~~9% of the  ~~segment’s~~accounts receivable for the years ended July 31, 2008 and 2007, respectively.

1415.

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

The accounting policies of the segments are those described in the summary of significant accounting policies.

	Communication	Telephony Billing
2008	Systems	Services	Total
		(In Thousands)

Revenues	$7,131	$3,088	$10,219
Income (loss) from operations	219	(96)	123
Other income (expenses)	(170)	--	(170)
Provision for income taxes	--	--	--
Net income (loss)	49	(96)	(47)
Total assets	2,873	512	3,385
Capital expenditures	74	1	75
Allowance for doubtful accounts	--	50	50
Depreciation and amortization	59	1	60

	Communication	Telephony Billing
2007	Systems	Services	Total
		(In Thousands)

Revenues	$6,155	$1,624	$7,779
Income (loss) from operations	123	(61)	62
Other income	23	--	23
Provision for income taxes	--	--	--
Net income (loss)	146	(61)	85
Total assets	3,285	338	3,623
Capital expenditures	34	--	34
Depreciation and amortization	114	--	114

16.INCOME (LOSS) PER COMMON SHARE:

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

The computations of basic and diluted income per share were as follows:

	2008	2007
Basic and diluted income per share:	(Dollars in thousands, except per share data)
Net income (loss)	$(47)	$85
Weighted average number of common
shares outstanding	1,583,207	1,571,453
Income (loss) from operations per
share	$(0.03)	$0.05

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
~~November 7, 2008~~Dated: April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Juan Carlos Ramos Juan Carlos Ramos	President, Chief Executive Officer (Principal Executive Officer)	~~November 7, 2008~~April 9, 2009
/s/ Francisco Sanchez Francisco Sanchez	Vice President, Chief Financial Officer, Treasury (Principal Financial Officer and Principal Accounting Officer)	~~November 7, 2008~~April 9, 2009
/s/ Sergio Moren Sergio Moren	Director	~~November 7, 2008~~April 9, 2009
/s/ Alan L. Laffoon Alan L Laffoon	Director	~~November 7, 2008~~April 9, 2009
/s/ Gloria Lee Gloria Lee	Director	~~November 7, 2008~~April 9, 2009
/s/ Walt Duffey Walt Duffey	Director	~~November 7, 2008~~April 9, 2009
/s/ Robert A. Gordon Robert A. Gordon	Director	~~November 7, 2008~~April 9, 2009

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

~~EXHIBIT 31.1~~

~~CERTIFICATION PURSUANT TO RULES 13a-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934~~

~~I, Juan C. Ramos, certify that:~~

~~1.~~

~~I have reviewed this annual report (report”) on Form 10-KSB of Cortelco Systems Puerto Rico, Inc. ("Issuer");~~

~~2.~~

~~Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary  in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;~~

~~3.~~

~~Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.~~

~~4.~~

~~I and other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Issuer and have:~~

~~a.~~

~~Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this report is being prepared;~~

~~b.~~

~~Design such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;~~

~~c.~~

~~Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and~~

~~d.~~

~~Disclosed in this report any changes in the Issuer’s internal control over financial reporting that occurred during the Issuer’s most recent fiscal quarter (the Issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting; and~~

~~5.~~

~~I and other certifying officer have disclosed based on our most recent evaluation of internal control over financial reporting, to the Issuer’s auditors and the audit committee of the Issuer’s board of directors (or persons performing the equivalent functions):~~

~~a.~~

~~All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Issuer’s ability to record, process, summarize and report financial information; and~~

~~b.~~

~~Any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal control over financial reporting.~~

~~I and other certifying officer have disclosed, based on our most recent evaluation indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: November 7, 2008~~

~~/s/ Juan C. Ramos~~
 ~~Juan C. Ramos~~
~~Chief Executive Officer~~

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULES 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Date: April 9, 2009

/s/   Juan Carlos Ramos
Juan Carlos Ramos
Chief Executive Officer

~~CERTIFICATION PURSUANT TO RULES 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934~~

~~I, Francisco Sanchez, certify that:~~

~~1.~~

~~I have reviewed this annual report (report”) on Form 10-KSB of Cortelco Systems Puerto Rico, Inc. ("Issuer");~~

~~2.~~

~~Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary  in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;~~

~~3.~~

~~Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.~~

~~4.~~

~~I and other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Issuer and have:~~

~~a.~~

~~Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this report is being prepared;~~

~~b.~~

~~Design such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;~~

~~c.~~

~~Evaluated the effectiveness of the Issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and~~

~~d.~~

~~Disclosed in this report any changes in the Issuer’s internal control over financial reporting that occurred during the Issuer’s most recent fiscal quarter (the Issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Issuer’s internal control over financial reporting; and~~

~~5.~~

~~I and other certifying officer have disclosed based on our most recent evaluation of internal control over financial reporting, to the Issuer’s auditors and the audit committee of the Issuer’s board of directors (or persons performing the equivalent functions):~~

~~a.~~

~~All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the Issuer’s ability to record, process, summarize and report financial information; and~~

~~b.~~

~~Any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal control over financial reporting.~~

 ~~I and other certifying officer have disclosed, based on our most recent evaluation indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.~~

~~Date: November 7, 2008~~

~~/s/ Francisco Sanchez~~
 ~~Francisco Sanchez~~
~~Chief Financial Officer~~

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULES 13A-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Date: April 9, 2009

/s/   Francisco Sanchez
Francisco Sanchez
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this annual report on Form 10-KSB of Cortelco Systems Puerto Rico, Inc. ("Registrant") for the year ended July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Juan C. Ramos, Chief Executive Officer, and Francisco Sanchez, Chief Financial Officer of Registrant, hereby certify, that:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Date: ~~November 7, 2008~~April 9, 2009

/s/    Juan C. Ramos
Juan C. Ramos
Chief Executive Officer

/s/    Francisco Sanchez
Francisco Sanchez
Chief Financial Officer