Form 10-Q/A
period 2008-10-31
CORTELCO SYSTEMS PUERTO RICO INC
filed 2009-04-09
CIK 1167140

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,588,536 shares of Common Stock, $0.01 par value, as of October 31, 2008.

EXPLANATORY NOTE

Cortelco is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to our Quarterly Report on Form 10-Q for the three months ended October 31, 2008 to provide additional information regarding to Notes to Condensed Financial Statements (Unaudited), section “Major customers”, “Commitments” and “Contingencies”, and Item 2 – Management’s discussion and analysis of financial condition and results of operation, section “Overview”, and “Liquidity and Capital resources”.

In addition, Cortelco is also attaching to this amendment, a currently-dated Exhibit 31.1 and 31.2 Certification Pursuant to Rules 13A-14(A) of the Security Exchange Act of 1934.

Except as set forth below, this Form 10-Q/A does not modify, amend or update in any way any other items or disclosure in the Form 10-Q. This Form 10-Q/A continues to speak as of the date of the original Form 10-Q and other than as specifically reflected in the Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three Months Ended October 31, 2008 and 2007

Major customers

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflect a broad customer base in the local markets. Cortelco routinely assesses the financial strength of its customers. Phoneworks, a telephone billing customer, generated revenues of approximately 12%, and 14% of Cortelco’s total revenues for quarter ended October 31, 2008 and 2007, respectively.

Commitments

Cortelco leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expired on November 30, 2007, with an extension of one year that expires on November 20, 2008. The Municipality offered to sell the building, and Cortelco has negotiated the final price and conditions. Rent expense related to this agreement was approximately $13,000 for the three months ended October 31, 2008 and 2007, respectively. However, Cortelco has an opportunity to obtain new facilities under a lease contract, with beneficial lease term, from the Puerto Rico Development Company, (PRIDCO) a government development program. At the present, Cortelco also leases warehouse facilities from PRIDCO under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement was approximately $7,000 for the three months ended October 31, 2008 and 2007, respectively.

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

Cortelco continues to closely monitor its operating costs and expenses. Cortelco will also look for ways to increase its base of customers by improving equipment sales and customer service performance, along with increasing in maintenance service sales efforts.  To improve service performance, Cortelco will continue its training program to develop more highly qualified technicians and salespersons. Cortelco is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and has a McAfee Premium Business Partner certification. These levels of Business Partners entitle Cortelco to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers. To continue its service performance, Cortelco began working with Cisco, and created a new department specializing in Data and Security with experts certified in Cisco Certified Network Associate (CCNA) and Cisco Sell Expert (CSE) among other certifications. To develop this new Data and Security Department, CSPR has incorporated other trademarks like McAfee, Juniper, Extreme and Artiris and hired three persons dedicated to support this area, including configuration, sales and technical support. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

Despite the recession in the local economy, Cortelco continues to attain its objectives in sales. Management expects to continue the same trend in sales in the near-term even though the margins could be reduced due to the greater competition for business in the local market due to the recession. To maintain current margin levels, Cortelco will emphasize not only the sale of products but also sales of services. Cortelco believes the services business will provide opportunities for growth and better margins. The strong regulations imposed by the regulatory agencies in the areas of security, compliance and procedures to the health, banking and insurance markets, provide an opportunity to offer our expertise and products in those fields to some of Cortelco’s most important customers and also opens the door to other potential customers. In addition, the knowledge acquired in the communication business during the past years will allow Cortelco to improve the revenues in this area with its customer base by attaining better margins.

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

Liquidity and Capital resources

Cortelco’s cash position decreased for the quarter ended October 31, 2008 compared to the July 31, 2008 balance. This decrease is principally due to the significant increase in projects in process as of October 31, 2008. This factor will continue to affect our cash position through the second quarter until the projects in process are completed and collected. Cortelco has principally relied on cash provided from operations as its primary source of capital and even with the increase in projects in process, management believes that, in the near term, cash flows from operations will be sufficient to meet obligations.  If such resources are not sufficient, Cortelco has available a $400,000 credit line from a Puerto Rico financial institution. Cortelco’s funding status is dependent primarily on its cash flow, which fluctuates based on sales, profit margins, inventories, and the control of selling, general and administrative expenses. Cortelco is dependent on existing cash and cash equivalents, and operating cash flows to finance operations and meet capital needs. Currently, with Cortelco’s recent expansion into the service segment, management anticipates that sales will continue to meet objectives. However, because most sales involve a new project to be negotiated, sale predictions involve significant uncertainties.

Cortelco does not have material commitments for the current fiscal year. Should actual results differ significantly from the management current assumptions, the liquidity position could be adversely affected and the Company could be in a position that would require to raise additional capital, which may not be available or may not be available on acceptable terms.

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