Form 10-Q
period 2009-04-30
CORTELCO SYSTEMS PUERTO RICO INC
filed 2009-06-15
CIK 1167140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009.

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

1,588,536 shares of Common Stock, $0.01 par value, as of April 30, 2009.

CORTELCO SYSTEMS PUERTO RICO, INC.

FORM 10-Q

QUARTER ENDED APRIL 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Balance Sheets (Unaudited)
April 30, 2009 and July 31, 2008 (Dollars in thousands)

	April 30, 2009	July 31, 2008

ASSETS

Current assets:

Cash and cash equivalents	$439	$924
Trade accounts receivable, net of deferred revenue of $252 in 2009, and net of allowance for uncollectible accounts of $209 and $93 in 2009 and 2008, respectively	2,349	1,839
Current portion of financed accounts receivable	71	65
Inventories	101	129
Projects in process	304	100
Prepaid expenses	99	85
Total current assets	3,363	3,142
Available for sale securities	22	25
Noncurrent portion of financed accounts receivable	80	134
Property and equipment, net	62	76
Purchased software	3	8

	$3,530	$3,385

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable	$1,203	$997
Advances under line of credit	250
Due to affiliated entities		1
Deposits on purchases	121	5
Other accrued liabilities	368	319
Deferred revenue	173	220
Total current liabilities	2,115	1,542
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share; authorized 10,000,000 shares, no shares issued

Common stock, par value $.01 per share; 5,000,000 shares authorized, 1,604,557 shares issued and 1,588,536 outstanding	16	16
Treasury stock, 16,021 shares at cost	(5)	(5)
Capital in excess of par value	7,326	7,326
Accumulated deficit	(5,919)	(5,494)
Accumulated other comprehensive loss	(3)	--
Total stockholders' equity	1,415	1,843

	$3,530	$3,385

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Income (Loss) Statements and Comprehensive Income (Loss) (Unaudited)
For the Three Months and Nine Months Ended April 30, 2009 and 2008
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2009	2008	2009	2008

Revenues	$2,259	$2,772	$7,295	$7,961

Cost of revenues	1,707	2,154	5,903	6,093

Gross profit	552	618	1,392	1,868

Operating expenses:
Selling, general, and administrative	552	555	1,841	1,708

Income (loss) from operations	--	63	(449)	160

Other income, net, including interest expense of $2 and $4 in the three months and nine months period ended April 30, 2009, respectively	4	13	24	24

Income (loss) before income taxes	4	76	(425)	184

Provision for income taxes	--	--	--	--

Net income (loss)	4	76	(425)	184

Other comprehensive income(loss):

Net unrealized income (loss) on available for sales securities	2	(40)	(3)	(102)

Comprehensive income (loss)	$6	$36	$(428)	$82

Basic and diluted net income (loss) per common share	$--	$0.05	$(0.27)	$0.12

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
For the Nine Months Ended April 30, 2009
(Dollars in thousands)

						Accumulated
			Capital in			other
	Common	Treasury	excess of par			comprehensive
	stock	Stock	value	(Deficit)		loss	Total

Balance, August 1, 2008	$16	$(5)	$7,326	$(5,494)	$		$1,843

Net loss				(425)			(425)
Other comprehensive loss						(3)	(3)

Balance, April 30, 2009	$16	$(5)	$7,326	$(5,919)		$(3)	$1,415

See notes to condensed financial statements.

CORTELCO SYSTEMS PUERTO RICO, INC.
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months ended April 30, 2009 and 2008
(Dollars in thousands)

	Nine Months Ended,
	April 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(425)	$184
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	57	45
Provision for doubtful accounts	113	37
Stock compensation		16
Loss( gain)on disposition of assets	(2)	1
Collection of amount financed on sales	48	--
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(622)	(782)
Inventories	28	77
Installation in process	(204)	174
Prepaid expenses	(14)	21
Increase (decrease) in:
Trade accounts payable	207	217
Due to affiliated entities	(1)	(4)
Deposits on purchases	116	(223)
Other accrued liabilities	49	46
Deferred revenue	(47)	(29)
Total adjustments	(272)	(404)
Net cash used in operating activities	(697)	(220)

Cash flows from investing activities:
Capital expenditures	(38)	(31)
Net cash used in investing activities	(38)	(31)

Cash flows from financing activities:
Advances under line of credit	250	--
Net cash provided by financing activities	250	--

Net change in cash	(485)	(251)

Cash and cash equivalents, beginning	924	1,011

Cash and cash equivalents, ending	$439	$760

Supplemental Disclosure of Cash Flow Information
Interest paid	$4	$--
See notes to condensed financial statements.

Cortelco Systems Puerto Rico, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Nine Months Ended April 30, 2009 and 2008

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by Cortelco Systems Puerto Rico, Inc. ("Cortelco").  It is management’s opinion that these statements include all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows as of April 30, 2009 and for all periods presented, and the same were of normal recurring nature.

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

General - Cortelco recognizes revenue when persuasive evidence of an arrangement exists, the arrangement fee is fixed or determinable, delivery or performance has occurred and collectibility is reasonably assured.  Cortelco allocates fees from multiple-element arrangements to the elements based on the relative fair value of each element.

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

The following table summarizes the activity relating to the unexpired maintenance contracts during the quarter ended April 30, 2009:

	January 31, 2009			April 30, 2009
	Liability Balance	Additions	Deductions	Liability Balance
(Dollars in thousands)

Maintenance Contracts	$176	$47	$73	$150

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

The following table summarizes the activity relating to the warranty reserve during the quarter ended April 30, 2009:

	January 31, 2009			April 30, 2009
	Liability Balance	Additions	Deductions	Liability Balance
(Dollars in thousands)

Warranty Reserve	$28	$10	$15	$23

This balance is included within deferred revenue in the accompanying balance sheets.

Cash and cash equivalents - Includes cash and cash equivalents deposited in FDIC insured financial institutions. These deposits exceed federally insured limits of $250,000 per bank.

Allowance for doubtful accounts - The allowance for doubtful accounts is an amount that management believes will be adequate to absorb losses on existing accounts receivable that are considered uncollectible based on evaluations of collectibility of accounts receivable and prior credit experience. However, during periods of difficult economic times, the determination of the allowance for doubtful accounts involves significant judgment; accordingly, this estimate may change in the near-term.

The following table summarizes the activity relating to the allowance during the quarter ended April 30, 2009.

	January 31, 2009			April 30, 2009
	Allowance	Recoveries	Additions	Allowance
(Dollars in thousands)	Balance			Balance

Allowance for doubtful accounts	$209	$--	$--	$209

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

Available for sale securities – Securities held in eOn Communications, a related party, are classified as available for sale securities.  They are reported at fair value, and unrealized gains and losses reported as a net amount in other comprehensive income.  At July 31, 2008, Cortelco determined that the unrealized loss was other than temporary and recognized in operations a loss of $202,000, including a $79,000 comprehensive loss from prior periods.  As of April 30, 2009, the unrecognized holding loss was approximately ($3,000).

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

For the periods presented herein, any income tax expense have been offset by available carryforward losses, or deferred tax benefits from losses incurred have been fully allowed.

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

The following table summarizes the Cortelco equity compensation plan as of April 30, 2009:

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

Inventories

Inventories consist of the following:

April 30, 2009
(In thousands)
Purchased components, net	$36
Parts and materials for maintenance, net	65
Total inventories	$101

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

	Three Months Ended
	April 30,
	(Dollars in thousands)
	2009				2008

		Telephony				Telephony
	Comm.	Billing	Data &		Comm.	Billing	Data &
	Systems	Services	Security	Total	Systems	Services	Security	Total
(In Thousands)

Revenues	$1,447	$431	$381	$2,259	$1,786	$797	$189	$2,772

Income (loss) from operations	79	(6)	(73)	--	94	(6)	(25)	63

Other income	4	--	--	4	13	--	--	13

Provision for income Taxes	--	--	--	--	--	--	--	--

Net income (loss)	83	(6)	(73)	4	107	(6)	(25)	76

	Nine Months Ended
	April 30,
	(Dollars in thousands)
	2009					2008

		Telephony					Telephony
	Comm.	Billing		Data &		Comm.	Billing	Data &
	Systems	Services		Security	Total	Systems	Services	Security	Total
(In Thousands)

Revenues	$4,202	$1,546	(1)	$1,547	$7,295	$4,881	$2,317	$763	$7,961

Income (loss) from operations	154	(383)		(220)	(449)	180	(26)	6	160

Other income	24	--		--	24	24	--	--	24

Provision for income Taxes	--	--		--	--	--	--	--	--

Net income (loss)	178	(383)		(220)	(425)	204	(26)	6	184

Total assets	2,189	209		1,132	3,530	2,381	538	555	3,474

Capital expenditures	38	--		--	38	30	1	--	31

Depreciation and amortization	56	--		--	56	45	0	--	45

(1)

Revenues for the nine months ended April 30, 2009, is net of $262 deferred during the second and third quarters because of certain services provided to a customer did not meet the collectibility assurance requirement.

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

The computations of basic and diluted income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,

	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Basic and diluted income (loss) per share:

Net income (loss)	$4	$76	$(425)	$184

Weighted average number of common shares outstanding	1,588,536	1,578,887	1,588,536	1,578,887

Income (loss) from operations per share	$--	$0.05	$(0.27)	$0.12

Major customers and other significant customer issues

Cortelco's business activities primarily are with customers located in Puerto Rico and to a lesser extent the US Virgin Islands. Trade accounts receivable reflect a broad customer base in the local markets.  Cortelco routinely assesses the financial strength of its customers. Universal Insurance, a systems customer, generated revenues of approximately 10.45%, and 9.10% of Cortelco’s total revenues for the three months and nine-month periods, respectively.

During the second quarter of 2009, a significant customer (but not a major customer), unexpectedly discontinued all payments for telephone services. Although Cortelco will continue all efforts to collect the outstanding balance, which totaled approximately $341,000 as of April 30, 2009, the Company established a provision for doubtful accounts of $79,000, to cover the outstanding balance from the first quarter, and in addition, deferred all revenues billed during the second and third quarter, of $262,000.

Commitments

Cortelco leases its principal facilities from the Municipality of Caguas under an operating lease agreement that expired on November 20, 2008. At this time, Cortelco is analyzing two offers: (i) an offer from the Municipality to purchase the actual facilities and (ii) an offer from the Puerto Rico Industrial Development Company (PRIDCO) to rent facilities within the same building where the Cortelco’s warehouse is located. Cortelco believes that the best alternative at this time is to rent PRIDCO’s facilities, under a proposed agreement that will not result in any significant change in rent expense. Rent expense related to Cortelco’s principal facilities was approximately $13,000 for the three months ended April 30, 2009 and 2008, and approximately $40,000 for the nine months ended April 30, 2009 and 2008. Cortelco also leases warehouse facilities from PRIDCO under an operating lease agreement that expires on December 30, 2012. Rent expense related to this agreement was approximately $7,000 for the three months ended April 30, 2009 and 2008, and approximately $20,000 and $19,000, for the nine months ended April 30, 2009 and 2008, respectively.

Contingencies

Cortelco is currently subject to claims regarding an alleged employment issue and property taxes as follows:

In 2001, Jorge Gonzalez-Nogueras filed a complaint in the Court of First Instance, San Juan, Puerto Rico alleging that CSPR offered him employment in order to reduce competition from other enterprises and with the ill intent to take advantage of his business. After accepting employment, Mr. Gonzalez-Nogueras resigned voluntarily alleging problems adjusting to the corporate culture of CSPR. The plaintiffs seek $5,074,321 for alleged damages and loss of business. The court hearing is scheduled for October 8, 2009. Cortelco is strongly defending this case because it believes all allegations of conspiracy are false, since plaintiff did not have a profitable competing business and his resignation was voluntary. Cortelco’s management believes based on the opinion of counsel that Cortelco has strong defenses to allow Cortelco to prevail. However, at the present time, an outcome of the case cannot be determined. Accordingly, no provision for losses, if any, has been recorded in the financial statements.

The Municipal Revenue Collection Center of Puerto Rico ("CRIM") conducted a personal property tax audit for the years 1999 and 2000 as a result of certain alleged debts arising in CRIM's system for the years 2001 through 2005, in the principal amount of approximately $320,000 (approximately $570,000 as of April 30, 2009, including interest and penalties). The alleged debts arose from CRIM's disallowance of certain credits for overpayments from 1999 and 2000, claimed in the 2001 through 2005 personal property tax returns. During the audit process, CRIM alleged that some components of the inventory reported as exempt should be taxable. The parties met several times and an informal administrative hearing was held on September 27, 2006. Cortelco submitted its position in writing within the time period provided by CRIM. Cortelco believes it has strong arguments to support the position that the components of inventory qualify as raw material. However, at this point, Cortelco cannot predict the outcome of this matter.  Accordingly, no provision for losses, if any, has been recorded in the financial statements.

In April 2009, Cortelco filed a complaint in the United States District Court for the District of Puerto Rico alleging damages against Phoneworks, Inc. and Ronald E. Massie. Cortelco demands for a jury trial. According to a Communications Services Agreement dated February 20, 2007, Cortelco provided defendants the service for 2,600 public telephone lines in Puerto Rico. Cortelco alleges breach of contract and requests collection of monies for failure to pay for services provided and invoiced totaling $383,162.11. Also, Cortelco alleges injury to business and property by the defendant’s conspiracy and violation of antitrust laws (Clayton Act) in monopolizing the public telephone service in San Juan, Puerto Rico. Defendant Massie is the alter ego of Phoneworks and has, by written agreement, agreed to pay for the telecommunications services provided to Phoneworks by plaintiff Cortelco. As of April 30, 2009 the outstanding receivable balance has either been allowed for or the resulting revenue deferred.

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

Cortelco integrates, sells, installs, and services the voice and data communications, including the newer VoIP, and a number of equipment manufacturers, including Avaya, Mitel, Cisco, Microsoft, Cortelco, eOn, Nortel, Hitachi, NEC, McAfee, Juniper, Extreme Networks, among others. As part of Cortelco’s business strategy, Cortelco offers telephony billing services provided through Puerto Rico Telephone (“PRT” the main local telephone company) and Sprint.

Cortelco continues to closely monitor its operating costs and expenses. Cortelco also looks for ways to increase its installed base of customers by improving equipment sales and customer service performance, along with the increase in maintenance service sales efforts. To improve service performance, Cortelco will continue its training program to develop more highly qualified technicians and salespersons. Cortelco is a Gold Avaya Business Partner, Platinum Mitel Business Partner, Advance Nortel Business Partner and has a McAfee Premium Business Partner certification. These levels of Business Partners entitle Cortelco to additional discounts and special technical trainings, and improve its competitive position with customers and suppliers. To continue its service performance, Cortelco began working with Cisco, and created a new department specializing in Data and Security with experts certified in Cisco Certified Network Associate (CCNA), Cisco Sell Expert (CSE) and Cisco Advance Unified Communication Specialization among other certifications. To develop this new Data and Security Department, CSPR has incorporated other trademarks like McAfee, Juniper, Extreme and Artiris and hired three persons dedicated to support this area, including configuration, sales and technical support. The Company is pursuing an increase in productivity with continuing improvements in customer service and support through web ticketing and project management programs.

Despite the recession in the local economic and notwithstanding the loss of a significant customer in the Telephony segment, as discussed elsewhere in this report, Cortelco continues to attain its objectives in sales in the other segments. The Management expects to continue the same trend in sales in the near-term even though the margins could be reduced due to the greater competition for business in the current recessionary market. To maintain current margin levels, Cortelco will emphasize not only the sale of products but also the service portion which we believe is where we will find major opportunities for growth and better margins. The strong regulations imposed by the regulatory agencies in the areas of security, compliance and procedures in the health, banking and insurance markets, provide an opportunity to offer our expertise and products in these areas to some of the Company’s customers and open the door to other customers. In addition, management believes the knowledge acquired in the Telephony business during the past years, will allow Cortelco to improve future revenues and margins.

Cortelco, a Puerto Rico corporation, was a wholly-owned subsidiary of eOn Communications Corporation (“eOn”) through July 30, 2002. Effective July 31, 2002, Cortelco was spun-off from eOn. After such spin-off, Cortelco became an independent entity headquartered in San Juan, Puerto Rico. David Lee is a controlling stockholder of both eOn and Cortelco, as well as Cortelco, Inc. (“Cortelco USA”), a company headquartered in Corinth, Mississippi. From time to time, Cortelco purchases goods and services from eOn and Cortelco USA, but the dollar amount of these transactions is not material. One of the executive officers of Cortelco USA is a member of the Cortelco Board of Directors. Any transactions between Cortelco and eOn or Cortelco USA are conducted on market terms and conditions, with any interested parties abstaining from voting or otherwise approving the transactions. eOn and Cortelco USA have been suppliers of telephone systems and related spare parts to Cortelco for many years. At present, Cortelco still buys some spare parts from eOn and Cortelco USA to service its customers in Puerto Rico, but these transactions are not material. Neither of these two companies compete with Cortelco in its market which is primarily in Puerto Rico.

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

Liquidity and Capital resources

Cortelco’s cash position decreased for the nine months ended April 30, 2009 compared to the July 31, 2008 balance by approximately $485,000 primarily due to Phoneworks, a significant customer for the last two years unexpectedly discontinued all payments for telephone services at the beginning of the second quarter.  In addition deterioration in the local economy and the significant budget deficit announced by the Puerto Rico Government at the beginning of 2009, have resulted in delayed payments by other customers, including some significant government customers. The delays in payments could affect Cortelco’s cash flows during this period of weakness in the local economy.

As a conservative measure related to the Phoneworks account, the Company increased the provision for doubtful accounts by $79,000, representing the amount due by them for the first quarter, and also deferred second and third quarter revenues of $262,000. In addition, Cortelco proceeded according to the contractual agreement, disconnecting the phone line services after all efforts to collect the balances due were exhausted. The case was brought to the Puerto Rico Telecommunications Regulatory Board that issued an order to Phoneworks to pay balances due and to Cortelco to reconnect the phone lines.  However, Phoneworks did not comply with the order and all services were discontinued and a lawsuit was filed by Cortelco.

Cortelco believes that over the next few months, cash flows from operations could be impaired. Also, Cortelco’s management does not foresee good opportunities to increase the bank line of credit or obtain other third party financing due to the Company’s current losses incurred and the general condition of credit markets. Accordingly, the credit to be granted to customers, cash collection efforts, expenses and cost controls, and disbursements will require management’s close attention to be able to finance operations during this period of continuing economic slow-down and local recession. If Cortelco is able to collect the Phoneworks balance, near-term cash flow concerns will be mitigated. However, there is no assurance as to the timing or amount of any payment by Phoneworks.

Changes in financial position

Cash and cash equivalents decreased to approximately $439,000 as of April 30, 2009 from approximately $924,000 as of July 31, 2008, for reasons explained above under Liquidity and Capital resources. Working capital decreased to approximately $1,248,000 as of April 30, 2009 from approximately $1,600,000 as of July 31, 2008, principally due to the losses incurred during the nine-months period ended April 30, 2009.

As of April 30, 2009, accounts receivable were approximately $2,349,000 and approximately $1,839,000, for the year ended July 31, 2008.  The net increase was approximately $510,000 due to timing as a significant amount of the quarter’s revenue was earned and billed during the last month of the quarter, along with the government deficit and local economic issues which are more fully explained under Liquidity and Capital resources. Among the balances outstanding as of April 30, 2009, there is approximately $405,000 due from services provided to a local bank during the third quarter.  As of the date of the issuance of this report, this balance had been reduced to approximately $99,000.

Cortelco’s inventory decreased approximately $28,000 from approximately $129,000 in the fiscal year ended July 31, 2008 to approximately $101,000 in the nine months ended April 30, 2009. Cortelco’s ongoing inventory management and obsolescence analysis were key factors in maintaining low warehouse inventories.

Projects in process represent the cost of products or equipment still undelivered or for which the installation has not been completed nor the revenue earned. Cortelco’s projects in process increased approximately $204,000 from approximately $100,000 in the fiscal year ended July 31, 2008 to approximately $304,000 in the nine months ended April 30, 2009, principally as a result of an installation in process of a major project and various other lesser projects to be completed principally during the fourth quarter.

Accounts payable increased approximately $206,000, to approximately $1,203,000 as of April 30, 2009, from approximately $997,000 as of July 31, 2008. This increase is principally related to the acquisitions of products and equipment for the projects in process as of April 30, 2009.

Other accrued liabilities have not changed significantly compared to July 31, 2008, because these are principally related to fixed administrative expenses. Deferred revenues decreased compared to July 31, 2008. The deferred revenues balance includes the maintenances business which is more stable, but has been negatively affected lately by the weak economy, and has decreased with the decrease in business.

Results of Operations for the Three Months ended April 30, 2009 and 2008

The following discussion provides information about Cortelco's operations, for the three months ended April 30, 2009 and 2008.

Net Revenues

Net revenues consist of sales and services of telephone systems, data and security products, and revenues from the resale of telephony billing services. Net revenues decreased approximately 18% in the three months ended April 30, 2009 compared to the same quarter last fiscal year. The results primarily reflect decreased revenues of approximately $340,000 in the Communication systems segment. This amount includes a decrease of approximately $239,000 in new projects completed during this quarter, and a decrease of approximately $101,000 in services compared to April 30, 2008 where there were significant new wiring projects unusual for a typical quarter. Also, there was a decrease of approximately $416,000 in the Telephony segment principally due to the cancellation of all business with Phoneworks, Inc., and a decrease in the number of public phone lines contracted due to a weak economy. This decrease in revenues was partially offset by an increase in the Data and Security segment revenue of approximately $193,000 in the three months ended April 30, 2009 compared to the same quarter last fiscal year due to a major security project completed during the quarter.

Cost of Revenues and Gross Profit

The cost of revenues for Communication systems consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations, along with costs to replace or repair equipment and labor related to the services. The cost of revenues for Data & Security consists primarily of purchases from equipment manufacturers and other suppliers, software and licenses and costs incurred for installation and quality assurance. The cost of revenues for the Telephony segment consists primarily of expenses related to the reselling business. The total gross margin increased to approximately 24% in the three months ended April 30, 2009, from approximately 22% in the same period last year. The gross margin from Communication systems was stable at 33% and 30% in the three months ended April 30, 2009, and 2008 respectively. The gross margin from Data & Security segment was approximately 17% during the quarter ended April 30, 2009, compared to a gross margin of approximately 13% in the same period last year, due to the variety of products sold under Data & Security, gross profit in the segment is subject to expected fluctuations. The gross margin from Telephony was approximately 4% and 7% in the three months ended April 30, 2009 and 2008, respectively.  The Telephony gross margin decreased principally because of deferred revenue of $10,000 relating to Phoneworks as discussed under Liquidity and Capital resources.

Cortelco continues with its strategies to increase product price markups, maximize productivity, decrease subcontracted services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business activities. This expense decreased less than 1% to approximately $552,000 in the three months ended April 30, 2009 from approximately $555,000 in the same period last fiscal year.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

Cortelco had no significant other income or interest expense in the three months ended April 30, 2009 or 2008.

For the three months ended April 30, 2009, and 2008, the resulting income tax expense was fully absorbed by available carryforward losses.  For the quarters ended April 30, 2009 and 2008, other comprehensive income (loss) consists of changes in the unrealized potential income (loss) of securities owned by Cortelco.

Results of Operations and Cash Flows for the Nine Months ended April 30, 2009 and 2008

The following discussion provides information about Cortelco's operations, for the nine months ended April 30, 2009 and 2008.

Net Revenues

Net revenues consist of sales and services of telephone systems, data and security products, and revenues from the resale of telephony billing services. Net revenues decreased approximately 8% in the nine months ended April 30, 2009 compared to the same period last fiscal year. The results primarily reflect decreased revenue of approximately $679,000 in Communication systems due to a significant amount of projects in process that were not completed in the quarter, and a decline due to current economic conditions. This decrease in revenues reflects a decrease of approximately $579,000 in new projects during the nine months ended April 30, 2009, and a decrease of approximately $100,000 in services due to a deteriorated economy. Also, a decrease of approximately $771,000 in the Telephony segment principally due to a deferral of revenues from Phoneworks, Inc., of $262,000, during the second and third quarter, as explained elsewhere, and a decrease in the number of public phone lines contracted, including Phoneworks’ lines and due to a weak economy. This decrease in revenues was partially offset by an increase in Data and Security segment revenue of approximately $784,000 in the nine months ended April 30, 2009 compared to the same period last fiscal year due to a major security project completed during the quarter.

Cost of Revenues and Gross Profit

The cost of revenues for Communication systems consists primarily of purchases from equipment manufacturers and other suppliers and costs incurred for final assembly, quality assurance, installations, along with costs to replace or repair equipment and labor related to the services. The cost of revenues for Data & Security consists primarily of purchases from equipment manufacturers and other suppliers, software and licenses and costs incurred for installation and quality assurance. The cost of revenues for the Telephony segment consists primarily of expenses related to the reselling business. The total gross margin decreased approximately 19% in the nine months ended April 30, 2009, from approximately 23% in the same period last year.  The gross margin from Communication systems was approximately 33% in the nine months ended April 30, 2009, and 32% in the same period last year. The gross margin from Data & Security segment was approximately 15% in the nine months ended April 30, 2009, compared to a gross margin of 16% in the same period last year, principally due to a gross loss reported by the Telephony segment, as explained ahead. The gross margin from Telephony was approximately (15%) and 7% in the nine months ended April 30, 2009 and 2008, respectively. The gross margin decreased principally because of deferred revenue of $262,000 related to the Phoneworks’ issues, and certain non-recurring credits granted during the second quarter.

Cortelco continues with its strategies to increase product price markups in, maximize productivity, decrease subcontracted services by fulfilling them with internal resources, and more competitive selling and operational strategies.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and benefit costs, advertising, facilities and other overhead expenses incurred to support Cortelco’s business activities. This expense increased approximately 8% to approximately $1,841,000 in the nine months ended April 30, 2009 from approximately $1,708,000 in the same period last fiscal year. The increase was due primarily to the establishment of an allowance for doubtful accounts of $113,000 during the second quarter. This increase is related primarily to the Phoneworks issue to cover the outstanding balance from the first quarter ended October 31, 2008.

Interest, Other Income and Expense, Income Taxes, and Other Comprehensive Loss

Cortelco had no significant other income or interest expense in the nine months ended April 30, 2009 or 2008.

For the nine months ended April 30, 2009, the resulting income tax benefit was fully allowed. For the nine months ended April 30, 2008, the resulting income tax expense was fully absorbed by available carryforward losses. For the nine month-period ended April 30, 2009 and 2008, other comprehensive loss consists of changes in the unrealized potential loss of securities owned by Cortelco.

Cash Flows

Cash flows used in operating activities were approximately ($696,000) and ($220,000) in the nine months ended April 30, 2009 and 2008 respectively. Cash used in operating activities in the nine months ended April 30, 2009 resulted primarily from the net loss, and the increases in trade accounts receivable and installations in process, partially offset by an increase in trade accounts payable. Cash used in operating activities in the nine months ended April 30, 2008 resulted primarily from net income and an increase in accounts payable offset by an increase in trade accounts receivable, and the settlement of outstanding customer’s deposits. Cash flows used in investing activities for the nine months ended April 30, 2009 and 2008 were approximately ($38,000) and ($31,000) respectively. Cash used for investing activities in the nine months ended April 30, 2009 was related primarily to the acquisition of a company car. Cash used for investing activities in the nine months ended April 30, 2008 was related mainly to the acquisition of new computer hardware, to improve employee performance. Cash provided by financing activities in the nine months ended April 30, 2009 was the advances of $250,000 from the credit line to offset a reduction in the available cash.

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

Cortelco’s officers, directors and five percent or greater stockholders beneficially own or control, directly or indirectly, approximately 1,088,766 shares, which in the aggregate represent approximately 69% voting interest in the outstanding shares of Cortelco’s common stock. These stockholders have the ability to control all matters submitted to Cortelco’s stockholders for approval, including the election and removal of directors and the approval of any business combinations.

Off-Balance Sheet Arrangements

Cortelco was not involved in any significant off-balance sheet arrangements during the nine months ended April 30, 2009 and 2008, other than the lease commitments more fully disclosed in our 10-KSB filed for the period ended July 31, 2008. Also, purchase commitments are principally related to projects and products’ sales for which Cortelco has obtained a firm contract or purchase order from a customer. At present, Cortelco lease of the main facilities has expired and the management is in the process of negotiating a lease for new premises, as more fully explained in the notes to the condensed financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d)) that occurred during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

A new litigation is presented in this report under Contingencies section. There was no material changes in the other existing litigation during the quarter ended April 30, 2009.

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

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation of Cortelco Systems Puerto Rico, Inc. ("Cortelco").
3.2*	Amended and Restated Bylaws of Cortelco.
4.1*	Amended and Restated Certificate of Incorporation of Cortelco (filed as Exhibit 3.1).
4.2*	Amended and Restated Bylaws of Cortelco (filed as Exhibit 3.2).
4.3*	Form of certificate representing common stock, par value $.01 per share, of Cortelco.
10.1*	Distribution Agreement dated as of January 30, 2002, between eOn and Cortelco (filed as Exhibit 2.1).
10.2*	Employee Matters Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.2).
10.3*	Confidential Disclosure Agreement dated as of January 30, 2002 between eOn and Cortelco (filed as Exhibit 2.3).
10.4*	Cortelco 2002 Equity Incentive Plan.
10.7*	Mitel Caribbean VAR Agreement dated as of December 7, 2001, between Mitel Networks, Inc. and Cortelco.
10.9*	Form of Dealer Agreement between eOn and Cortelco.
10.10	Landline Operations Interconnection, Unbundling, and Resale Agreement by and between Puerto Rico Telephone Company, Inc. and Cortelco Systems Puerto Rico, Inc. (filed as an exhibit to the Registrant’s 10 KSB for the period ended 07/31/08).
10.11	Credit Line Agreement between Oriental Bank and Trust and Cortelco (Spanish). (filed as an exhibit to the Registrant’s 10 Q for the period ended 10/31/08).
14.1	Code of Ethics (filed as an exhibit to the Registrant’s 10 KSB for the period ended 07/31/05).
31.1	Officers’ Certification pursuant to Rules 13a 14(a) of the Securities Exchange Act of 1934.
31.2	Officers’ Certification pursuant to Rules 13a 14(a) of the Securities Exchange Act of 1934.
32.1	Officers’ Certification pursuant to 18 U.S.C ss1350.

*Incorporated by reference to Cortelco's Registration Statement on Form 10 or amendments thereto, filed with the Securities Exchange Commission on February 12, 2002.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned thereunto duly authorized.

Cortelco Systems Puerto Rico, Inc.

Date: June 15, 2009	By /s/ Juan Carlos Ramos

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

Date: June 15, 2009

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

Date: June 15, 2009

/s/   Francisco Sanchez
Francisco Sanchez
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with this quarterly report on Form 10-Q of Cortelco Systems Puerto Rico, Inc. ("Small business issuer") for the nine months ended April 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Juan Carlos Ramos, Chief Executive Officer, and Francisco Sanchez, Chief Financial Officer of small business issuer, hereby certify, that:

1.

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of small business issuer.

Date: June 15, 2009

/s/   Juan Carlos Ramos
Juan Carlos Ramos
Chief Executive Officer

/s/   Francisco Sanchez
Francisco Sanchez
Chief Financial Officer